Form 10-K405
period 1994-12-31
PAYCO AMERICAN CORP
filed 1995-03-27
CIK 76741

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________to____________
                 COMMISSION FILE NUMBER 0-5589

                 PAYCO AMERICAN CORPORATION
     (Exact name of registrant as specified in its charter)
                         39-1133219
           (I.R.S Employer Identification No.)

                        WISCONSIN
 (State or other jurisdiction of incorporation or organization)

  180 NORTH EXECUTIVE DRIVE, BROOKFIELD, WISCONSIN     53005
    (Address of principal executive offices)        (Zip Code)

                      (414)784-9035
     (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

                             Name of each exchange on which
    Title of each class               registered
   --------------------      ------------------------------
        NONE                          NONE
Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, $.10 PAR VALUE
                  ----------------------------
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No
                                                    ---     ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ----
                    (Cover page 1 of 2 pages)

The aggregate market value of voting stock of the Registrant held by nonaffiliates was $58,874,599 as of February 28, 1995

The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1995 was 10,128,503 shares of $.10 par value common stock.
=================================================================


               DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K
                                              Into Which Portions
                                               of Documents are
     Document                                    Incorporated
- --------------------------------------------   -------------------
Payco American Corporation Annual Report to
Shareholders for the Fiscal Year Ended
December 31, 1994                               Part II

Definitive Proxy Statement for the 1994
Annual Meeting of Shareholders to be Filed
with Securities and Exchange Commission
within 120 days of December 31, 1994            Part III

Registration Statement on Form S-1
Reg. No. 2-34767                                Part IV

Form 10-K filed for fiscal year ended
December 31, 1979                               Part IV

Form 10-K filed for fiscal year ended
December 31, 1983                               Part IV

Form 10-K filed for fiscal year ended
December 31, 1985                               Part IV

Form 10-K filed for fiscal year ended
December 31, 1986                               Part IV

Definitive Proxy Statement for the
1989 Annual Meeting of Stockholders             Part IV

Definitive Proxy Statement for the
1992 Annual Meeting of Stockholders             Part IV

Definitive Proxy Statement for the
1993 Annual Meeting of Stockholders             Part IV

                        PAYCO AMERICAN CORPORATION
                     1994 FORM 10-K TABLE OF CONTENTS


PART I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to avote of Security Holders

PART II

Item 5.   Market For the Registrant's Common Equity and Related
          Stockholder Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Fianncial Disclosure

PART III

Item 10.  Directors and Executive officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Reltionships and Related Transactions

Item 14.  Exhibits, Fiancial Statement Schedules and Reprots on
          Form 8-K

Signatures

PART I

ITEM 1   DESCRIPTION OF BUSINESS

The Registrant, Payco American Corporation, was incorporated August 7, 1969 as a Delaware Corporation and was reincorporated in Wisconsin on June 28, 1993. The Registrant and its subsidiaries (hereafter referred to as the "Company") are engaged in the accounts receivable management and collection business.
The Company is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act which are enforced by the Federal Trade Commission, and by various state regulatory commissions. Through its network of more than 40 offices across the United States, and Puerto Rico, the Company provides a full range of account receivable management services which includes the following: third-party debt collection services for clients in the credit card, education, energy, health care, retail and telecommunications industries as well as local state and federal government agencies and departments, commercial (business to business) debt collection, pre-collection programs, current-account billing programs for health care and student loan clients, contract management services in which Company personnel work on-site at a client's location to render expertise in various accounts receivable areas, from billing to collection, worldwide training and consulting, and telemarketing services. In addition, as part of its acquisition program, the Company has purchased, at a discount, a total of 54 portfolios of accounts receivable of which 11 portfolios were purchased in 1994. The Company is also majority owner of joint ventures in Mexico City, Mexico and Tokyo, Japan that provide receivable management services.

The Company does business under several trade names or product trade styles which are as follows:

          Payco American Corporation, PAYCO
          National Account Systems, NAS
          Payco-General American Credits
          University Accounting Service, UAS
          Retail Merchants Collection Service
          National Collex
          National Business Division
          Creditors Protective Association
          IMC Credit Services
          IMPACT
          FM Services Corporation
          FM Services of Arizona
          Missouri Medical Collection Inc.
          Hospital & Physician Services
          Herring Financial Services, Inc.
          Central Patient Billing Inc.
          Asset Recovery and Management Corp.
          Jennifer Loomis & Associates Inc., JLA
          AdvantagePlus, CircPlus, PayPlus
          Medical Accounting Services, MAS
          CheckBack
          Select, CVS
          Pay Tech, Inc.
          Paystar
          Federal Collection Bureau, S.A. DE C.V.
          Professional Recoveries Inc.
          Furst and Furst (F&F)
          Continental Credit Adjustors (CCA)

The Company maintains offices in the following metropolitan areas:

          Phoenix and Tucson, Arizona
          Los Angeles and Pleasanton, California
          Denver, Colorado
          Miami, Orlando, Fort Myers, Jacksonville
            and Lakeland, Florida
          Atlanta, Georgia
          Chicago, Illinois
          Indianapolis, Indiana

          Newport, Kentucky
          Augusta, Maine
          Baltimore, Maryland
          Boston, Massachusetts
          Detroit, Michigan
          Minneapolis, Minnesota
          Springfield, Missouri
          Las Vegas, Nevada
          Edison an Rochelle New Jersey
          Yonkers, New York
          Middleburg Heights, Dublin and Springfield, Ohio
          Oklahoma City, Oklahoma
          Portland, Oregon
          Philadelphia and Pittsburgh, Pennsylvania
          Dallas and Houston, Texas
          Herndon and Richmond, Virginia
          Seattle, Washington
          Brookfield, Wisconsin
          Mexico City, Mexico
          San Juan, Puerto Rico




The volume of accounts received by the Company for collection during the year ended December 31, 1994 was approximately $3.2 billion. Accounts received for collection in 1993 totalled approximately $3.5 billion.

The Company receives accounts from a wide range of clients including the federal government, student loan guarantors, hospitals, universities, utilities, oil companies and retail and bank credit card providers. American Express Co., contributed approximately 9% of the Company's operating revenue in 1994, 10% in 1993 and 9% in 1992.

Collections on the accounts received are made through solicitation of payment through the mail and more importantly through direct telephone contact with consumers. All accounts received for collection are assigned a work standard, which is based on various criteria, including, contractual agreement to work accounts in a certain manner, dollar balances of the account, age of the account, etc. To aid the Company in monitoring these work standards as well as to increase collector productivity and client service, the Company developed the Payco Automated Collection System (PACS[registered trademark]). PACS[registered trademark] is a computer-based collection system that substantially automates the collection process. The Company began in 1994 the purchase and customization of its "World-class Integrated Network" (WIN).
This new technologically advanced accounts receivable management system is expected to completely replace PACS[registered trademark] in all existing location by the end of 1996. During the fourth quarter of 1994 WIN was installed at the Company's Lakeland, Florida office. The Company estimates that the investment in software purchases and customization and computer hardware will be approximately $15 million for the WIN project. The Company also expects to invest approximately $4.0 million over the next two years, in order to upgrade its automated student loan billing system.

The Company devotes significant and continuous efforts, through training of personnel and monitoring of compliance with the Fair Debt Collection Practices Act in order to provide ethical, innovative, high quality accounts receivable management services which meet client needs and comply with the law. In addition to traditional collection services, the Company provides service in the area of student loan billing, letter program, hospital billing, including interstate Medicaid billing, telemarketing, management and training seminars and in-house projects and also provides temporary employees to the health care market. The Company also engages in the purchase of discounted accounts receivable portfolios through its subsidiary Asset Recovery & Management Corp. As of December 31, 1994 the Company had purchased 54 portfolios at a total cost of approximately $ 51.6 million. The primary source of purchased accounts receivables through 1994 was the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. The availability of these portfolios in the future, is uncertain. The Company has continued to purse new markets for purchasing accounts receivable portfolios.

The Company and its subsidiaries employed 2,751 full-time employees and 572 part-time employees as of December 31, 1994. Of such employees, 232 were engaged in administration and management, 2,247 in sales and collection, and the remainder in clerical activities.

The Company is among the largest firms in the accounts receivable management industry. Intense competition is provided by numerous local, regional and several national agencies and it is the policy of most large businesses to utilize the services of several agencies as well as to make their own collection efforts.




ITEM 2  PROPERTIES

All of the offices listed in Item 1 above are in leased space totaling approximately 416,000 square feet as of December 31, 1994. The leases for such offices expire between February 28, 1995 and September 30, 2007 and provide for aggregate annual rentals for 1994 of approximately $5.4 million. The Company leases its headquarters facility of approximately 66,000 square feet for a term of 20 years ending March 31, 2000. Annual rentals under this lease for 1994 were $710,000 which may escalate at a rate not to exceed 5% annually. In addition, the Company leases a modern data processing facility of approximately 37,000 square feet which houses the Company's computer operations. Annual rentals under this lease for 1994 were $273,000, which may escalate at a rate not to exceed 5% annually. The Company considers the office space and other facilities leased by it to be modern and adequate for the conduct of its business. The Company also owns furniture, computer equipment, telephone equipment,office equipment and leases various types of office equipment which are considered adequate for the conduct of its business.




ITEM 3  LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings involving claims for damages which constitute ordinary routine litigation incidental to its business. The Company has provided for the estimated defense costs and liability associated with pending litigation through charges to operations.

On March 8, 1995 the Company reached a settlement in its litigation with the Federal Trade Commission (FTC), which had been pending in federal court in Wisconsin. In a complaint filed in August, 1993, the FTC alleged that the Company had violated the Federal Fair Debt Collection Practices Act. The Company vigorously defended the case, and asserted that any violations of the Act were contrary to the policy and practice of the Company. The case was resolved with a Consent Decree, in which the Company did not admit any liability. The Consent Decree further provides that the Company shall take additional steps to ensure compliance with the Act, and pay a penalty of $500,000. The Company had previously established a reserve adequate to cover the cost of the Consent Decree. The Company further believes that compliance with provisions of the Consent Decree will not materially effect its financial condition or ongoing operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                          PART II
                          -------

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

The information about the market for the Company's stock and stock quotations as required by Item 5 of Form 10-K is included in the SELECTED FINANCIAL DATA and MARKET FOR COMPANY'S STOCK AND RELATED SECURITY MATTERS sections of the accompanying Annual Report to Shareholders for 1994 which appears as
Exhibit 13 in this filing, and is incorporated by reference in this Form 10-K Annual Report.

The Company has no cash dividend paying history.

ITEM 6  SELECTED FINANCIAL DATA

The selected financial data required by Item 6 of Form 10-K is included in SELECTED FINANCIAL DATA section of the accompanying Annual Report to Shareholders for 1994, which appears as Exhibit 13 in this filing and is incorporated by reference in this Form 10-K Annual Report.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULT OF OPERATIONS

The discussion and analysis required by Item 7 of Form 10-K is included in MANAGEMENT DISCUSSION AND ANALYSIS of the accompanying Annual Report to Shareholders for 1994, which appears as Exhibit 13 in this filing and is incorporated by reference in this Form 10-K Annual Report.

ITEM 8  FINANCIAL STATEMENTS


The following financial statements, related notes thereto, and auditor's report required by Item 8 of Form 10-K, are included in the accompanying Annual Report to Shareholders for the years ended December 31, 1994, which appears as Exhibit 13 in this filing and are hereby incorporated by reference in this Form 10-K Annual Report:

Consolidated Balance Sheets - December 31, 1994 and 1993
Consolidated Statements for the Three Years Ended
              December 31, 1994:

              Income
              Shareholders' Investment
              Cash Flows
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None



                            PART III
                            --------

ITEM 10

Except for the table of Executive officers below, all other information called for by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting to be held on May 2, 1995 which Proxy Statement will be filed within 120 days after December 31, 1994.

                  EXECUTIVE OFFICERS OF REGISTRANT
                  ---------------------------------
                                                    OFFICER HAS SERVED
                                                      IN CAPACITY
OFFICER                POSITIONS                AGE INDICATED SINCE
- ------                ----------                ---  -------------
Dennis G. Punches      Chairman of the Board     59   January 1990

Neal R. Sparby         President, Principal      58   October 1991
                       Executive Officer

David S. Patterson     Executive Vice-           54   October 1991
                       President
                       Principal Operating
                       Officer

William W. Kagel       Senior Vice President-    58    August 1969
                       Production

Alvin W. Keeley        Senior Vice President-    57    May 1979
                       Marketing

James R. Bohmann       Treasurer and Senior      48    May 1985
                       Vice President-Corporate
                       Development(effective
                       January 1, 1993)

Patrick E. Carroll     Senior Vice President-    52    August 1987
                       Sales

Susan Mathison         Vice President-           46    August 1987
                       Administration and
                       Secretary (effective
                       October, 1991)

Philip C. Colin        Vice President-           58    January 1989
                       Information Systems

John P. Stetzenbach    Controller and            39    January 1987
                       Vice President- Finance
                       & Principal Financial
                       Officer, (effective
                       January 1, 1993)


ITEM 11, 12 and 13.

The information called for by Items 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive Proxy statement for its Annual Meeting to be held on May 2, 1995 which Proxy Statement will be filed within 120 days after December 31, 1994.

                             PART IV
                             -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)(1) Financial Statements--The financial statements filed as part of this Annual Report are listed under Item 8.

(a)(2)   Financial Statement Schedules:

         All schedules have been omitted because they are not applicable, not required or information is included in the Financial Statements or the Notes thereto.

Separate financial statements of the Registrant have been omitted since it is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements are majority owned.

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K:



EXHIBIT                                                 PAGE
REFERENCE                                              NUMBER
- ---------                                              ------
 3(a)  Articles of Incorporation of New Payco,             N/A
       Inc. and Agreement and Plan of Merger of New Payco, Inc. and Payco American Corporation dated March 26, 1993, which are Exhibits A and B, respectively, to Registrant's definitive Proxy
       Statement for the 1993 Annual Meeting of
       Shareholders, are hereby incorporated by reference to such Proxy Statement.

 3(b)  By-Laws of New Payco, Inc. which is Exhibit C to    N/A
       Registrant's definitive Proxy Statement for the 1993 Annual Meeting of Shareholders, is hereby incorporated by reference to such Proxy Statement.

10(a) Lease agreement between Payco American Corporation N/A and the Brookfield Investment Company dated
       July 12, 1979--Exhibit 1 of Registrant's Form 10-K for the fiscal year ended December 31, 1979 is hereby incorporated by reference.

10(b) Lease agreement between Payco American Corporation N/A and the Percom Investment Company dated August
       5, 1983--Exhibit 10(c) of Registrant's Form 10-K for the fiscal year ended December 31, 1983 is hereby incorporated by reference.

10(c)  Purchase Order #92136 of Registrant dated           N/A
       June 8, 1982, pertaining to the purchase of software and hardware related to the Payco
       Automated Collection System--Exhibit 10(d) of Registrant's Form 10-K for fiscal year ended
       December 31, 1983 is hereby incorporated by reference.

10(d) Lease agreement between Payco American Corporation N/A and the Westlake Investment Company dated
       March 1, 1985--Exhibit 10(e) of Registrant's
       Form 10-K for the fiscal year ended
       December 31, 1985 is hereby incorporated by reference.

10(e) Lease agreement between Payco American Corporation N/A and the Dublin Investment Company dated July
       14, 1986--Exhibit 10(f) of Registrant's Form 10-K for the fiscal year ended December 31, 1986 is hereby incorporated by reference.

10(f) Lease agreement between Payco American Corporation N/A and the Hacienda Investment Company dated
       October 14, 1986--Exhibit 10(g) of Registrant's
       Form 10-K for the fiscal year ended
       December 31, 1986 is hereby incorporated by reference.

10(g)  Modification, dated February 17, 1987, of the       N/A
       lease agreement filed as Exhibit 10(b) between Payco American Corporation and Percom Investment
       Company.--Exhibit 10(h) of Registrant's Form 10-K for fiscal year ended December 31, 1986 is hereby incorporated by reference.

10(h)  Modification, dated December 30, 1986, of the       N/A
       lease agreement filed as Exhibit 10(a) between Payco American Corporation and Brookfield Investment
       Company.--Exhibit 10(i) of Registrant; Form 10-K for fiscal year ended December 31, 1986 is hereby incorporated by reference.

10(i)  1988 Stock Option Plan of Payco American            N/A
       Corporation--Incorporated by reference
       Exhibit A of Registrant's definitive  Proxy
       Statement for the 1989 Annual Meeting of
       Shareholders.

10(j)  1992 Stock Option Plan of Payco American            N/A
       Corporation--Incorporated by reference
       Exhibit A of Registrant's definitive  Proxy
       Statement for the 1992 Annual Meeting of
       Shareholders.

10(k)  Amendment to 1992 Payco American Stock              N/A
       Option Plan, Incorporated by reference to Registrant's definitive Proxy Statement for the 1993 Annual Meeting of Shareholders.

10(l)  Modification, dated December 30, 1992 to the        N/A
       lease agreement filed as Exhibit 10(d)
       between Payco American Corporation and Westlake
       Investment Company Exhibit 10(l) of Registrant's
       Form 10-K for fiscal year ended December 31, 1992 is hereby incorporated by reference.

13     Annual Report to security holders                 Herewith Attached

21     List of subsidiaries as of December 31, 1994.     Herewith Attached

23     Consent of Indenpendent Public Accountants        Herewith Attached

27     Financial Data Schedule                           Herewith Attached

(b)(3) Reports on Form 8-K

       No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 1994.

                           SIGNATURES
                           ==========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Payco American Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE  MARCH 20, 1995                  BY  NEAL R. SPARBY
     ------------------               ---------------
                                      Neal R. Sparby,  President &
                                      Principal Executive Officer
                                      PAYCO AMERICAN CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  JAMES R. BOHMANN                   DATE   MARCH 20, 1995
   -------------------------                  --------------
    James R. Bohmann, Director

By  PATRICK E. CARROLL                 DATE   MARCH 20, 1995
    ------------------------                  --------------
    Patrick E. Carroll, Director

By  WILLIAM W. KAGEL                   DATE   MARCH 20, 1995
    ------------------------                  --------------
    William W. Kagel, Director

By  ALVIN W. KEELEY                    DATE   MARCH 20, 1995
    ------------------------                  --------------
    Alvin W. Keeley, Director

By  DAVID S. PATTERSON                 DATE   MARCH 20, 1995
    ------------------------                  --------------
    David S. Patterson, Director &
    Principal Operating Officer

By  DENNIS G. PUNCHES                  DATE   MARCH 20, 1995
    ------------------------                  --------------
    Dennis G. Punches
    Chairman of the Board

By  NEAL R. SPARBY                     DATE   MARCH 20, 1995
    ------------------------                  --------------
    Neal R. Sparby, Director &
    Principal Executive Officer

By  JOHN P. STETZENBACH                DATE   MARCH 20, 1995
    ------------------------                  --------------
    John P. Stetzenbach, Principal
    Financial & Accounting Officer

By  WILLIAM A. INGLEHART                DATE  MARCH 20, 1995
    ------------------------                  --------------
    William A. Inglehart
    Director


By  (1)                                DATE
    ------------------------                  --------------
    Raymond J. Larkin
    Director

By  (1)                                DATE
    ------------------------                  --------------
    Richard G. Miles
    Director

By  (1)                                DATE
    ------------------------                  --------------
    Bo S. Goranson
    Director

By  (1)                                DATE
    ------------------------                  --------------
    Dennis Shea
    Director

(1) Not available for signature