Form 10-Q
period 1995-03-31
PAYCO AMERICAN CORP
filed 1995-05-11
CIK 76741

                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995, or

     / /  Transition report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934
          For the transition period from         to
                            ---------------
                      COMMISSION FILE NUMBER 0-5589
                            ---------------

                     PAYCO AMERICAN CORPORATION
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                              WISCONSIN
               ---------------------------------------------
               (State or other jurisdiction of incorporation
                         or organization)

          180 North Executive Drive, Brookfield, Wisconsin
          ------------------------------------------------
            (Address of principal executive offices)

                            39-1133219
               ------------------------------------
               (IRS Employer Identification Number)

                              53005
                            ---------
                            (Zip Code)

                          (414) 784-9035
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

                         NOT APPLICABLE
     -------------------------------------------------------------
     (former name,former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  X         No
                       ----         -----
     The number of shares outstanding of each of the issuer's classes of common stock was 10,133,478 shares of common stock, par value $0.10, outstanding as at March 31, 1995.
==============================================================================

                                          PAYCO AMERICAN CORPORATION

                                          CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars except share & per share data)
- -----------------------------------------------------------------------------------------------------------
                            MARCH 31,   DECEMBER 31,                                  MARCH 31,   DECEMBER
                               1995       1994                                           1995       1994
- -----------------------------------------------------------------------------------------------------------
ASSETS                                               LIABILITIES & SHAREHOLDERS'
                                                     INVESTMENT

CURRENT ASSETS:                                      CURRENT LIABILITIES:

Cash and Cash Equivalents      $13,004   $10,867     Collections Due to Clients          $22,407   $17,794

Cash and Cash Equivalents                            Accounts Payable                      5,326     5,459
 Held for Clients               22,407    17,794
                                                     Short-Term Borrowings                 9,653     6,200

                                                     Obligations under Capital
Accounts Receivable-Trade                            Leases                                   57        77
Net of Allowances               16,872    15,541     Accrued Liabilities-
                                                      Salaries and Benefits                5,165     5,597
Accounts Receivable-                                  Taxes, Other Than Income             1,286     1,101
Purchased                       14,367    13,826      Other                                1,099     1,698

Prepaid Expenses                 1,737     1,054     Deferred Revenue                        421       192
Accrued Income Taxes               -          23
Deferred Income Taxes              977       743     Accrued Income Taxes                  1,128       -
                           ------------ ---------                                    ------------ ---------
Total Current Assets            69,364    59,848     Total Current Liabilities            46,542    38,118

PROPERTY AND EQUIPMENT:                              OTHER LONG-TERM LIABILITIES             878       942

Data Processing Equipment       34,426    33,105
Furniture and Equipment         11,703    11,334
Leasehold Improvements           3,297     2,998     LONG-TERM DEBT                          334       334
Property Held under
Capital Leases                     634       634     OBLIGATIONS UNDER CAPITAL
                           ------------ ---------    LEASES                                   56        61
                                50,060    48,071
Less-Accumulated                                     COMMITMENTS AND
Depreciation and                                     CONTINGENCIES                           -         -
Amortization                    35,646    34,463
                           ------------ ---------    SHAREHOLDERS' INVESTMENT:
Net Property and Equipment      14,414    13,608     Preferred Stock,
                                                      No Par Value-
ACCOUNTS RECEIVABLE-                                  Authorized 500,000 Shares,
PURCHASED                          566     4,164      None Issued                            -         -

                                                            Common Stock,
OTHER LONG-TERM                                       $.10 Par Value-Authorized
RECEIVABLES                        839       839       50,000,000 Shares, Issued &
                                                       Outstanding, 10,133,478 &
NON-COMPETE COVENANTS, NET       2,300     2,691       10,128,503 Shares, Respectively      1,013     1,013

GOODWILL, NET                    9,475     5,939      Additional Paid-In Capital            1,630     1,586

DEFERRED INCOME TAXES              114       287      Stock Options Issuable                  704       704

OTHER ASSETS                       463       122      Retained Earnings                    46,378    44,740
                                                                                     ------------ ---------
                                                      Total Shareholders' Investment       49,725    48,043
                           ------------ ---------                                    ------------ ---------
                               $97,535   $87,498                                          $97,535   $87,498
                           ============ =========                                    ============ =========

===========================================================================================================
The accompanying notes are an integral part of these consolidated balance sheets.

                                 PAYCO AMERICAN CORPORATION

                             CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars except share & per share data)
      ----------------------------------------------------------------------
      For the three month period
      ended March 31,                                 1995          1994
      ----------------------------------------------------------------------
      OPERATING REVENUE                               $42,868       $37,277

      OPERATING EXPENSES:

      Salaries and Benefits                            23,795        20,378

      Telephone                                         2,555         2,537

      Postage and Supplies                              2,582         2,249

      Occupancy Costs                                   2,326         2,127

      Data Processing Equipment                         1,799         1,746

      Amortization of Acquisition Costs                 4,137         3,187

      Other Operating Costs                             2,638         2,500
                                                   -----------   -----------
      Total Operating Expenses                         39,832        34,724
                                                   -----------   -----------
      Income from Operations                            3,036         2,553

      OTHER INCOME, Primarily from
       Short-Term Investments                              35            13
      INTEREST EXPENSE                                    131            24
                                                   -----------   -----------
      Income before Income Taxes                        2,940         2,542

      PROVISION FOR INCOME TAXES                        1,302         1,130
                                                   -----------   -----------
      NET INCOME                                      $ 1,638       $ 1,412
                                                   ===========   ===========
      WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                  10,133,478    10,077,945

      NET INCOME PER SHARE                              $0.16         $0.14

      ======================================================================
      The accompanying notes are an integral part of these consolidated statements.

                                  3

                                 PAYCO AMERICAN CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands of dollars)
      ----------------------------------------------------------------------
      For the three month period
      ended March 31,                                 1995          1994
      ----------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                      $ 1,638     $  1,412

      Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:

      Amortization of Acquisition Costs                 4,137         3,187
      Depreciation and Amortization                     1,189         1,082
      Cost (Benefit) of Deferred Income Taxes             (61)         (107)

      Changes in Assets and Liabilities:
        Accounts Receivable                            (1,331)         (298)
        Prepaid Expenses                                 (611)         (509)
        Accounts Payable                                 (168)          546
        Accrued Liabilities                              (875)       (1,027)
        Deferred Revenue                                  229            (3)
        Accrued Income Taxes                            1,151           451
                                                     ---------   -----------
      Net Cash Provided by Operations                   5,298         4,734
                                                     ---------   -----------
      CASH FLOWS USED IN INVESTING ACTIVITIES:
      Capital Expenditures, Net of Retirements         (1,245)         (259)
      Purchase of Accounts Receivable                    (428)         (160)
      Purchase of Other Businesses                     (4,960)       (4,267)
      Long-Term Notes Receivable                        -              (179)
                                                     ---------   -----------
      Net Cash Used In Investing Activities            (6,633)       (4,865)
                                                     ---------   -----------
      CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Net Proceeds from Short-Term Borrowings           3,453         -
      Payments Under Capital Lease Obligations            (19)          (29)
      Other Long-Term Debt                              -                25
      Proceeds from Exercise of Stock Options              38            15
                                                   -----------   -----------
      Net Cash Provided by Financing Activities         3,472            11
                                                   -----------   -----------
      Net Increase (Decrease) in Cash and
         Cash Equivalents                               2,137          (120)
      Cash and Cash Equivalents at
         Beginning of Period                           10,867        14,014
                                                   -----------   -----------
      Cash and Cash Equivalents at End of Period   $   13,004    $   13,894
      ==========================================   ===========   ===========
      SUPPLEMENTAL CASH FLOWS INFORMATION:
      Cash Paid For:
           Income Taxes, Net of Refunds             $     212     $     787
           Interest                                       128            46

      ======================================================================
      The accompanying notes are an integral part of these consolidated statements.

PAYCO AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 1995


I.  ACCOUNTING POLICIES

    The information furnished in this report reflects all normal and recurring adjustments which are, in the opinion of management, necessary to form a fair statement of the results of the interim periods. This report should be read in conjunction with the 1994 Annual Report to shareholders on Form 10-K.

          A.  STATEMENT OF CASH FLOWS

     The following paragraph provides additional disclosure regarding cash flow as required under the indirect method of reporting.

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of less than 90 days to be cash equivalents.

          B.   TRADE ACCOUNTS RECEIVABLE

     Accounts Receivable-Trade is presented net of an allowance for doubtful accounts. The allowance was $421,000 and $555,000 for the period ended March 31, 1995 and December 31, 1994, respectively.

             C.    SHORT TERM BORROWINGS

      The Company maintains a short-term borrowing agreement with the Bank which provides the Company with an option to borrow under a line of credit or issue commercial paper up to $25.0 million. During the first quarter of 1995, interest rates on borrowed funds ranged from 6.05% to 6.20%

PAYCO AMERICAN CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS


Effective January 1, 1995, the Company purchased certain assets of Furst and Furst (F&F). F&F provides accounts receivable management services primarily to commercial clients through offices in Illinois, New Jersey and California. Effective February 1, 1995 the Company purchased the collection business of Continental Credit Adjustors (CCA). CCA is located in Houston, Texas and provides primarily medical and retail collection services to Texas clients. On a combined basis, these companies generated approximately $8.0 million in revenue in 1994.

Accounts received for collection were $985 million and $726 million for the three months ended March 31, 1995 and 1994, respectively, or a 36% increase. Excluding placements from the 1995 acquisition of CCA and F&F, accounts received for collection increased $212 million or 29%.

Operating revenue for the period ended March 31, 1995 and 1994 is summarized below.

- ----------------------------------------------------------------
For the three months ended,      March 31,          March 31,
                                   1995               1994
                                       (in thousands)
- ----------------------------------------------------------------
Revenue:
Collection                      $32,822            $28,431
Accounts Receivable-Purchased     4,075              3,240
Student Loan Billing              1,774              1,687
Medicaid Billing                  1,543              1,472
Telemarketing                     1,720              1,543
Other                               934                904
- ----------------------------------------------------------------
Total Operating Revenue         $42,868            $37,277
================================================================

Total operating revenue for the first three months of 1995 increased
15% while collection revenue increased 15.4%. Collection revenue from CCA and F&F accounted for $1.9 million of total collection revenue. Excluding the 1995 acquisitions, collection revenue increased 8.8% despite an operating environment with continued competitive pressure on prices.

Revenue from purchased accounts receivable portfolios increased
26% to $4.1 million in the first quarter of 1995. This increase was primarily the result of purchases of receivables during the second half of 1994. During the first quarter of 1995 portfolios were purchased at a cost of $428,000 compared to $160,000 in the first quarter of 1994.

Billing revenue, including Student Loan billing, Medicaid billing and Other, increased 4.6% to $4.3 million during the first quarter of 1995 compared to the same period in 1994. Telemarketing revenue increased 11.5% to $1.7 million compared to the first quarter of 1994. New client business and increased business volume from existing clients positively impacted Billing and Telemarketing revenue.

Operating expenses increased 14.7% to $39.8 million for the first quarter of 1995 compared to the first quarter of 1994. Operating expenses exclusive of the acquisition of CCA & F&F were flat.

Salaries and benefits, the Company's most significant expense was $23.8 million for the period ended March 31, 1995 compared to $20.4 million in 1994. Salary and benefits exclusive of 1995 acquisitions increased 10.9% primarily as a result of an increase in number of collectors required to handle larger business volume. The Company does not provide post-retirement health or life insurance benefits or significant post-employment benefits to employees.

Telephone expense was flat between periods at $2.5 million for the three months ended March 31, 1995 compared to the same period in 1994. Included in telephone expense are costs associated with dedicated communication datalines, local and long distance service, and depreciation and maintenance on telephone equipment. Telephone expense, exclusive of acquisitions, decreased by 2.4%. Although telephone usage increased during the first quarter of 1995 compared to the same period in 1994, the cost of increased usage was partially offset by lower long-distance rates negotiated at the end of 1994.

Postage and supplies increased 15% to $2.6 million for the three month period ended March 31, 1995 as compared to the same period in 1994.
Postage expense alone increased 24% compared to the first quarter of 1994. The new U.S. postal rate, which became effective January 1, 1995 along with increased business volume accounted for the increase in postage costs. Exclusive of acquisitions, Postage and supplies increased 9.2%. Postage and supplies expense historically fluctuates with the number of accounts received for collection.

Occupancy costs which includes leased office space, depreciation of furniture and fixtures, amortization of leasehold improvements and rental and repair of
office equipment increased 9.4% to $2.3 million.   Occupancy costs exclusive
of acquisitions were flat in the first quarter of 1995 compared to the first quarter of 1994.

Data processing equipment costs increased by 3.0% to $1.8 million for the period ended March 31, 1995 when compared to the same period in 1994. Work continues to proceed according to plan on the World-class Integrated Network (WIN). WIN is the Company's new receivable management system which will replace PACS [registered trade mark] (Payco Automated Collection System). The Company will invest approximately
$15 million for the purchase and customization of WIN hardware and software in all offices. WIN installation is expected to be completed by year-end 1996. The Company also plans to invest approximately $4.0 million over 1995 and 1996 in order to upgrade its student loan billing system. Work proceeds on schedule on the development of the new student loan billing system which is expected to be completed in mid-1996.

Amortization of acquisition costs was $4.1 million for the first quarter of 1995 compared to $3.2 million for the same period in 1994. This expense category includes the amortization of non-compete agreements, debtor account inventory, goodwill and purchase accounts receivable portfolios. Amortization expense associated with purchased accounts receivable portfolios increased by $0.9 million between quarters to $3.5 million. This increase is due to the increase in the volume of collections on purchased receivables.

Other operating costs increased by $138,000 or 5.5% to $2.6 million in the first quarter of 1995 compared to the first quarter of 1994 primarily as a result of 1995 acquisitions. Other operating costs includes, among other costs, business insurance, legal expense, skip tracing costs and travel and entertainment costs.

On March 8, 1995 a Consent Decree was approved settling the legal action brought by the Department of Justice on behalf of the Federal trade Commission which alleged violations of the Fair Debt Collection Practices Act. While admitting no liability the Company paid a penalty in the amount of $500,000 which had been fully reserved for in prior periods. The Company believes that compliance with the provisions of the consent decree will not materially affect its financial condition or ongoing operations.

Other income increased $22,000 while interest expense increased $107,000 in the first quarter of 1995 compared to the first quarter of 1994. Other
income consists primarily of interest income.    The increase in interest
expense is due primarily to the increase in short-term borrowings.

The effective tax rate decreased to 44.0% for the first three months of 1995 from 44.5% for the same period in 1994. The Company's provision for income taxes changes with the levels of pre-tax income, levels of nondeductible expenses, changes in tax law and the mix of state income tax rates.

Net income per share for the first three months of 1995 was $0.16 compared to $0.14 for the same period in 1994. The increase is a result of a 15.0% increase in revenue coupled with a 14.7% increase in operating expenses.




 LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25.0 million short-term borrowing agreement with the Bank. The agreement allows the Company to borrow funds under a line of credit agreement or through the issuance of commercial paper. All loans made to the Company by the bank under the line of credit are payable upon demand and are evidenced by a single promissory note. The Company is not required to maintain compensating balances, and there are no restrictive covenants under the agreement. As of March 31, 1995, the Company had $15.3 million available to borrow. Funds borrowed were used primarily to fund the Company's acquisition program. The interest rate on outstanding borrowings at March 31, 1995 ranged from 6.05% to 6.20%. The total capital expenditure associated with the WIN system is estimated to be approximately $15.0 million. Plans are to complete the installation by the end of 1996. The Company also expects to invest approximately $4.0 million over 1995 and 1996 in order to upgrade its automated student loan system. The Company considers the short-term borrowing agreement to be its primary liquidity resource.

ITEM 1.

LEGAL PROCEEDINGS

         On March 8, 1995 the Registrant reached a settlement in its litigation with the Federal Trade Commission which was based on a complaint filed in August of 1993 alleging that the Company had violated the Federal Fair Debt Collection Practices Act. The case was resolved with a consent decree in which the Company did not admit any liability. The consent decree further provided that the Registrant pay a civil penalty of $500,000 and take additional steps to ensure compliance with the Act. The Company had previously established a reserve adequate to cover the cost of the consent decree. The Company further believes that compliance with the provisions of the consent decree will not materially affect its financial condition or ongoing operations.

      The Company is defendant in various legal proceedings involving claims for damages which constitute ordinary routine litigation incidental to its business.

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          On March 10, 1995 a Form 8-K was filed in order to report the following event.

         On March 8, 1995 the Registrant reached a settlement in its litigation with the Federal Trade Commission which was based on a complaint filed in August of 1993 alleging that the Registrant had violated the Federal Fair Debt Collection Practices Act.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYCO AMERICAN CORPORATION
                                     (Registrant)

Date:  May 11, 1995         By:   DAVID S. PATTERSON
       ------------               ------------------
                                  David S. Patterson
                                  Principal Operating Officer

Date:  May 11, 1995         By:   JOHN P. STETZENBACH
       ------------               -------------------
                                  John P. Stetzenbach
                                  Principal Financial and Accounting
                                  Officer