Form 10-Q
period 1995-06-30
PAYCO AMERICAN CORP
filed 1995-08-10
CIK 76741

		  SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C. 20549

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	  For the quarterly period ended June 30, 1995, or

     / /  Transition report pursuant to Section 13 or 15(d) of
	  the Securities Exchange Act of 1934
	  For the transition period from         to
			    ---------------
		      COMMISSION FILE NUMBER 0-5589
			    ---------------

		     PAYCO AMERICAN CORPORATION
	   ----------------------------------------------------
	  (Exact name of registrant as specified in its charter)

			      WISCONSIN
	   ------------------------------------------------
	       (State or other jurisdiction of incorporation
			 or organization)

	  180 North Executive Drive, Brookfield, Wisconsin
	  ------------------------------------------------
	    (Address of principal executive offices)

			    39-1133219
	       ------------------------------------------
	       (IRS Employer Identification Number)

			      53005
			    ---------
			    (Zip Code)

			  (414) 784-9035
	 ---------------------------------------------------
	 (Registrant's telephone number, including area code)

			 NOT APPLICABLE
     --------------------------------------------------------------
     (former name,former address and former fiscal year, if changed
		     since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
		   Yes  X         No
		       ---        ----
     The number of shares outstanding of each of the issuer's classes of common stock was 10,133,478 shares of common stock, par value $0.10, outstanding as at June 30, 1995.
=============================================================================

					       PAYCO AMERICAN CORPORATION

					       CONSOLIDATED BALANCE SHEETS
				  (In thousands of dollars except share & per share data)
       --------------------------------------------------------------------------------------------------------------
				    JUNE 30,   DECEMBER 31,                                   JUNE 30,   DECEMBER 31,
				      1995       1994                                           1995       1994
       --------------------------------------------------------------------------------------------------------------
       ASSETS                                               LIABILITIES & SHAREHOLDERS'
							    INVESTMENT
       CURRENT ASSETS:                                      CURRENT LIABILITIES:

       Cash and Cash Equivalents       $9,463   $10,867     Collections Due to Clients          $21,753   $17,794

       Cash and Cash Equivalents                            Accounts Payable                      5,553     5,459
	Held for Clients               21,753    17,794
							    Short-Term Borrowings                 9,712     6,200

							    Obligations under Capital
       Accounts Receivable-Trade                            Leases                                   57        77
       Net of Allowances               17,003    15,541     Accrued Liabilities-
							     Salaries and Benefits                5,211     5,597
       Accounts Receivable-                                  Taxes, Other Than Income             1,209     1,101
       Purchased                       13,403    13,826      Other                                1,111     1,698

       Prepaid Expenses                 1,470     1,054     Deferred Revenue                        351       192
       Accrued Income Taxes               -          23
       Deferred Income Taxes              707       743     Accrued Income Taxes                    352       -
				  ------------ ---------                                    ------------ ---------
       Total Current Assets            63,799    59,848     Total Current Liabilities            45,309    38,118

       PROPERTY AND EQUIPMENT:                              OTHER LONG-TERM LIABILITIES             857       942

       Data Processing Equipment       38,530    33,105
       Furniture and Equipment         12,113    11,334
       Leasehold Improvements           3,380     2,998     LONG-TERM DEBT                          334       334
       Property Held under
       Capital Leases                     634       634     OBLIGATIONS UNDER CAPITAL
				  ------------ ---------    LEASES                                   31        61
				       54,657    48,071
       Less-Accumulated                                     COMMITMENTS AND
       Amortization                    36,951    34,463     CONTINGENCIES
				  ------------ ---------    SHAREHOLDERS' INVESTMENT:
       Net Property and Equipment      17,706    13,608     Preferred Stock,
							     No Par Value-
       ACCOUNTS RECEIVABLE-                                  Authorized 500,000 Shares,
       PURCHASED                          944     4,164      None Issued                            -         -

							    Common Stock,
       OTHER LONG-TERM                                       $.10 Par Value-Authorized
       RECEIVABLES                        789       839      50,000,000 Shares, Issued &
							     Outstanding, 10,133,478 &
       NON-COMPETE COVENANTS, NET       1,917     2,691      10,128,503 Shares, Respectively      1,013     1,013

       GOODWILL, NET                   11,725     5,939     Additional Paid-In Capital            1,622     1,586

       DEFERRED INCOME TAXES              496       287     Stock Options Issuable                  704       704

       OTHER ASSETS                       493       122     Retained Earnings                    47,999    44,740
											    ------------ ---------
							    Total Shareholders' Investment       51,338    48,043
				  ------------ ---------                                    ------------ ---------
				      $97,869   $87,498                                         $97,869   $87,498
				  ============ =========                                    ============ =========

       ==============================================================================================================
       The accompanying notes are an integral part of these consolidated balance sheets.

				 PAYCO AMERICAN CORPORATION

			     CONSOLIDATED STATEMENTS OF INCOME
		   (In thousands of dollars except share & per share data)
      ---------------------------------------------------------------------
      For the three month period
      ended June 30,                                  1995          1994
      ---------------------------------------------------------------------
      OPERATING REVENUE                          $     42,873  $     37,159

      OPERATING EXPENSES:

      Salaries and Benefits                            24,364        20,614

      Telephone                                         2,662         2,738

      Postage and Supplies                              2,687         2,282

      Occupancy Costs                                   2,265         2,171

      Data Processing Equipment                         1,953         1,788

      Amortization of Acquisition Costs                 3,109         2,280

      Other Operating Costs                             2,820         2,767
						   -----------   -----------
      Total Operating Expenses                         39,860        34,640
						   -----------   -----------
      Income from Operations                            3,013         2,519

      OTHER INCOME, Primarily from
       Short-Term Investments                              82            13
      INTEREST EXPENSE                                    184            10
						   -----------   -----------
      Income before Income Taxes                        2,911         2,522

      PROVISION FOR INCOME TAXES                        1,290         1,122
						   -----------   -----------
      NET INCOME                                 $      1,621  $      1,400
						   ===========   ===========
      WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                  10,133,478    10,077,945

      NET INCOME PER SHARE                              $0.16         $0.14

      ======================================================================
      The accompanying notes are an integral part of these consolidated statements.

			      PAYCO AMERICAN CORPORATION

			  CONSOLIDATED STATEMENTS OF INCOME
		   (In thousands of dollars except share & per share data)
      ---------------------------------------------------------------------
      For the six month period ended June 30,         1995          1994
      ---------------------------------------------------------------------
      OPERATING REVENUE                          $     85,741  $     74,436

      OPERATING EXPENSES:

      Salaries and Benefits                            48,159        40,992

      Telephone                                         5,217         5,275

      Postage and Supplies                              5,269         4,531

      Occupancy Costs                                   4,591         4,299

      Data Processing Equipment                         3,752         3,534

      Amortization of Acquisition Costs                 7,246         5,467

      Other Operating Costs                             5,458         5,267
						  -----------   -----------
      Total Operating Expenses                         79,692        69,365
						   -----------   -----------
      Income from Operations                            6,049         5,071
						   -----------   -----------
      OTHER INCOME, Primarily from
       Short-Term Investments                             117            25
      INTEREST EXPENSE                                    315            34
						   -----------   -----------
      Income before Income Taxes                        5,851         5,062

      PROVISION FOR INCOME TAXES                        2,592         2,252
						   -----------   -----------
      NET INCOME                                 $      3,259  $      2,810
						   ===========   ===========
      WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                  10,133,478    10,077,945

      NET INCOME PER SHARE                              $0.32         $0.28

      ======================================================================
      The accompanying notes are an integral part of these consolidated statements.

				 PAYCO AMERICAN CORPORATION

			   CONSOLIDATED STATEMENTS OF CASH FLOWS
				(In thousands of dollars)
      ----------------------------------------------------------------------
      For the six month period
      ended June 30,                                  1995          1994
      ----------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                 $      3,259  $      2,810

      Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:

      Amortization of Acquisition Costs                 7,247         5,467
      Depreciation and Amortization                     2,499         2,187
      Benefit of Deferred Income Taxes                   (173)         (226)

      Changes in Assets and Liabilities:
	Accounts Receivable                            (1,462)         (405)
	Prepaid Expenses                                 (304)         (513)
	Accounts Payable                                   94           632
	Accrued Liabilities                              (950)         (624)
	Deferred Revenue                                  159           141
	Accrued Income Taxes                              375          (412)
						   -----------   -----------
      Net Cash Provided by Operations                  10,744         9,057
						   -----------   -----------
      CASH FLOWS USED IN INVESTING ACTIVITIES:
      Capital Expenditures, Net of Retirements         (5,422)       (2,232)
      Purchase of Accounts Receivable                  (2,299)       (4,904)
      Purchase of Other Businesses                     (7,975)       (4,267)
      Long-Term Notes Receivable                           50          (179)
						   -----------   -----------
      Net Cash Used In Investing Activities           (15,646)      (11,582)
						   -----------   -----------
      CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Net Proceeds Under Line of Credit                 3,512        (1,000)
      Payments Under Capital Lease Obligations            (50)          (61)
      Other Long-Term Debt                              -                25
      Proceeds from Exercise of Stock Options              36            15
						   -----------   -----------
      Net Cash Provided by Financing Activities         3,498        (1,021)
						   -----------   -----------
      Net Increase (Decrease) in Cash and
	 Cash Equivalents                              (1,404)       (3,546)
      Cash and Cash Equivalents at
	 Beginning of Period                           10,867        14,014
						   -----------   -----------
      Cash and Cash Equivalents at End of Period $      9,463  $     10,468
						   ===========   ===========
      SUPPLEMENTAL CASH FLOWS INFORMATION:
      Cash Paid For:
	   Income Taxes, Net of Refunds          $      2,391  $      2,891
	   Interest                                       276            53

      ======================================================================
      The accompanying notes are an integral part of these consolidated statements.
                                     5

PAYCO AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED June 30, 1995


I.  ACCOUNTING POLICIES

    The information furnished in this report reflects all normal and recurring adjustments which are, in the opinion of management, necessary to form a fair statement of the results of the interim periods. This report should be read in conjunction with the 1994 Annual Report and Form 10-K.

	  A.  STATEMENT OF CASH FLOWS

     The following paragraph provides additional disclosure regarding cash flow as required under the indirect method of reporting.

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of less than 90 days to be cash equivalents.

	  B.   TRADE ACCOUNTS RECEIVABLE

     Accounts Receivable-Trade is presented net of an allowance for doubtful accounts. The allowance was $367,000 and $555,000 for the period ended June 30, 1995 and December 31, 1994, respectively.

   C.   SHORT-TERM BORROWING

The Company maintains a short-term borrowing agreement with the Bank which provides the Company with an option to borrow under a line of credit or issue commercial paper up to $25.0 million. During the first half of 1995, interest rates on borrowed funds ranged from 6.05% to 7.40%.

PAYCO AMERICAN CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

Effective May 1, 1995, The Company purchased certain assets of Grable, Greiner and Wolff (GGW). GGW is a leading provider of collection services to commercial credit grantors and is located in Beachwood, Ohio.
Effective January 1, 1995, the Company purchased certain assets of Furst and Furst (F&F). F&F provides accounts receivable management services primarily to commercial clients through offices in Illinois, New Jersey and California. Effective February 1, 1995 the Company purchased the collection business of Continental Credit Adjustors (CCA). CCA is located in Houston, Texas and provides primarily medical and retail collection services to Texas clients.

Accounts received for collection were $1.94 billion and $1.55 billion for the six months ended June 30, 1995 and 1994, respectively, or a 25.0 % increase. Excluding placements from the 1995 acquisition of CCA, F&F and GGW accounts received for collection increased $286 million or 18.4 %.

Operating revenue for the period ended June 30, 1995 and 1994 is summarized below.

---------------------------------------------------------------------
			       Three Months Ended    Six Months Ended
				     June 30,             June 30,
				1995        1994      1995      1994
				       (in thousands)
---------------------------------------------------------------------
Revenue:
Collection                      $34,270   $29,260   $67,105   $57,691
Accounts Receivable-Purchased     3,178     2,266     7,253     5,506
Student Loan Billing              1,804     1,728     3,578     3,415
Medicaid Billing                  1,652     1,258     3,195     2,730
Telemarketing                     1,294     1,670     3,014     3,213
Other                               675       977     1,596     1,881
--------------------------      --------   ------   ------    -------
Total Operating Revenue         $42,873   $37,159   $85,741   $74,436
==========================     ========   =======   =======   ========

Total operating revenue for the three and six month period ended
June 30, 1995 increased  15.4% and 15.2% respectively.  Collection revenue for the three and six month period ended June 30, 1995 increased
17.1% and 16.3%   Excluding the 1995 acquisitions, collection revenue
increased 7.2% and 8.0% for the three and six month period ended June 30, 1995 compared to the same periods in 1994. These increases were accomplished as a result of new client business and growth in business volume from existing clients, despite an operating environment with continued competitive pressure on prices.

Revenue from purchased accounts receivable portfolios increased
31.7% to $7.3 million in the first half of 1995. This increase was primarily the result of purchases of receivables during the second half of 1994. During the first half of 1995 portfolios were purchased at a cost of $2.3 million compared to $4.9 million in the first half of 1994.

Billing revenue, including Student Loan billing, Medicaid billing and Other billing increased 4.3% to $8.4 million during the first half of 1995 compared to $8.0 million during the first half of 1994. However
Billing revenue during the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 decreased primarily as a result of a decline in Other billing revenue from a single client in this category. Telemarketing revenue declined 22.5 % and 6.2% for the three and six month periods ended June 30, 1995 compared to the same periods in 1994. A decline in business volume negatively impacted revenue.

Operating expenses increased 14.9% to $79.7 million for the first half of 1995 compared to the first half of 1994. Operating expenses exclusive of the acquisition of CCA, F&F & GGW increased 8.3%.

Salaries and benefits, the Company's most significant expense was $48.2 million for the six month period ended June 30, 1995 compared to $41.0 million in 1994 or a 17.5% increase. Salary and benefits exclusive of 1995 acquisitions increased 10.3% primarily as a result of an increase in number of collectors required to handle larger business volume. The Company does not provide post-retirement health or life insurance benefits or significant post-employment benefits to employees.

Telephone expense decreased 1.0% to $5.2 million for the six months ended June 30, 1995 compared to the same period in 1994. Included in telephone expense are costs associated with dedicated communication datalines, local and long distance service, and depreciation and maintenance on telephone equipment. Telephone expense, exclusive of acquisitions, decreased by 4.8%. Although telephone usage increased during the first half of 1995 compared to the same period in 1994, the cost of increased usage was partially offset by lower long-distance rates negotiated at the end of 1994. Depreciation expense increased between quarters primarily as a result of the Company's upgrade to its telephone systems in certain locations during the second quarter of 1994.

Postage and supplies increased 16.3% to $5.3 million for the six month period ended June 30, 1995 as compared to the same period in 1994.
Postage expense alone increased 20.3% compared to the first half of 1994.
The new U.S. postal rate, which became effective January 1, 1995 along with increased business volume accounted for the increase in postage costs. Exclusive of acquisitions, postage and supplies increased 11.4%. Postage and supplies expense historically fluctuates with the number of accounts received for collection.

Occupancy costs which includes leased office space, depreciation of furniture and fixtures, amortization of leasehold improvements and rental and repair of
office equipment increased 6.8% to $4.6 million.   Occupancy costs exclusive
of acquisitions decreased 2.6% for the first half of 1995 compared to the first half of 1994 as a result of a decline in depreciation and space rent.

Data processing equipment costs increased by 6.2% to $3.8 million for the period ended June 30, 1995 when compared to the same period in 1994. Work continues to proceed according to plan on the World-class Integrated Network (WIN). WIN is the Company's new receivable management system which will replace PACS [registered trade mark] (Payco Automated Collection System). The Company will invest approximately
$15 million for the purchase and customization of WIN hardware and software in all offices. WIN installation is expected to be completed by year-end
1996. Depreciation charges associated with the WIN hardware and software will increase during the third quarter of 1995. The Company also plans to invest approximately $4.0 million over 1995 and 1996 in order to upgrade its student loan billing system. Work proceeds on schedule on the development of the new student loan billing system which is expected to be completed in mid-1996.

Amortization of acquisition costs was $7.2 million for the first half of 1995 compared to $5.5 million for the same period in 1994. This expense category includes the amortization of non-compete agreements, debtor account inventory, goodwill and purchase accounts receivable portfolios. Amortization expense associated with purchased accounts receivable portfolios increased by $1.6 million between years to $5.9 million. This increase is due to the increase in the volume of collections on purchased receivables.

Other operating costs increased by $192,000 or 3.6% to $5.5 million in the first half of 1995 compared to the first half of 1994 primarily as a result of 1995 acquisitions. Other operating costs includes, among other costs, business insurance, legal expense, skip tracing costs and travel and entertainment costs.

Other income increased $92,000 while interest expense increased $281,000 in the first half of 1995 compared to the first half of 1994. Other
income consists primarily of interest income.    The increase in interest
expense is due primarily to the increase in short-term borrowings.

The effective tax rate decreased to 44.3% for the first six months of 1995 from 44.5% for the same period in 1994. The Company's provision for income taxes changes with the levels of pre-tax income, levels of nondeductible expenses, changes in tax law and the mix of state income tax rates.

Net income per share for the first six months of 1995 was $0.32 compared to $0.28 for the same period in 1994. The increase is a result of a 15.2% increase in revenue coupled with a 14.9% increase in operating expenses.




 LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25.0 million short-term borrowing agreement with the Bank. The agreement allows the Company to borrow funds under a line of credit agreement or through the issuance of commercial paper. All loans made to the Company by the bank under the line of credit are payable upon demand and are evidenced by a single promissory note. The Company is not required to maintain compensating balances, and there are no restrictive covenants under the agreement. As of June 30, 1995, the Company had $15.3 million available to borrow. Funds borrowed were used primarily to fund the Company's acquisition program. The interest rate on outstanding borrowings at June 30, 1995 ranged from 6.05% to 7.40%. The total capital expenditure associated with the WIN project is estimated to be approximately $15.0 million. Plans are to complete the installation by the end of 1996. The Company also expects to invest approximately $4.0 million over 1995 and 1996 in order to upgrade its automated student loan billing system. The Company considers the short-term borrowing agreement to be its primary liquidity resource.

As of June 30, 1995 the Company had $18.5 million in working capital which compares to $21.7 million as of December 31, 1994. This represents a decrease of $3.2 million in working capital during the first six months of 1995. In addition to the investment in the WIN project and the upgrade to the automated student loan billing system, the Company will continue to actively pursue the accounts receivable purchase program and the acquisition of certain collection and related businesses.

The Company has reviewed its liquidity in relation to planned capital expenditures, growth in working capital to support increased business, and its acquisition program. To the extent internal funding may not be sufficient to meet it future cash requirements, the Company plans to continue to utilize its line of credit, which it considers to be adequate to meet its needs.

ITEM 1.

LEGAL PROCEEDINGS

	 As previously reported on the Registrant's Form 10-Q for the period ended March 31, 1995, on March 8, 1995 the Registrant reached a settlement in its litigation with the Federal Trade Commission which was based on a complaint filed in August of 1993 alleging that the Company had violated the Federal Fair Debt Collection Practices Act. The case was resolved with a consent decree in which the Company did not admit any liability. The consent decree further provided that the Registrant pay a civil penalty of $500,000 and take additional steps to ensure compliance with the Act. The Company had previously established a reserve adequate to cover the cost of the consent decree. The Company further believes that compliance with the provisions of the consent decree will not materially affect its financial condition or ongoing operations.

     The Company is defendant in various legal proceedings involving claims for damages which constitute ordinary routine litigation incidental to its business. The Registrant has provided for the estimated defense costs and liability associated with pending litigation through charges to operations.

ITEM 2.  CHANGES IN SECURITIES

	 NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	 NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders of the Registrant was held on May 2, 1995. On March 10, 1995, the record date for the meeting, the Registrant had 10,133,478 shares of common stock outstanding. A majority of the outstanding shares present in person or by proxy and entitled to vote constitutes a quorum. Once a share is present and entitled to vote at the meeting, for quorum purposes, it is deemed present for quorum purposes throughout the meeting. 9,771,980 shares of common stock were present and entitled to vote at the meeting, and a quorum was present. Each outstanding share entitled to vote was entitled to one vote upon each of the two matters, as discussed below, submitted to a vote at the meeting.

Brokers who hold outstanding shares in street name for beneficial owners are not entitled to vote on non-routine matters, unless beneficial owners specifically instruct them how to vote the shares on such matters. Unvoted shares under such circumstances are termed "broker non-votes." Brokers who hold outstanding shares in street name for beneficial owners are entitled to vote on routine matters, unless beneficial owners specifically instruct them how to vote shares on such matters.


There were no no non-routine matters voted upon at the annual meeting.

MATTERS VOTED UPON
------------------
(1) With regard to the election of one or more of the nominees for director, votes could be cast in favor or withheld. Votes withheld in connection with the election of one or more of the nominees for director were not counted as votes cast for such individuals. The following directors were elected upon the following votes:

						WITHHELD
						AUTHORITY      BROKER

  James R. Bohmann       9,612,050       N/A     159,930        N/A
  William A. Inglehart   9,599,667       N/A     172,313        N/A
  Dennis G. Punches      9,611,398       N/A     160,582        N/A
  Dennis Shea            9,591,218       N/A     180,762        N/A

(2)The proposal to appoint Arthur Andersen LLP as auditors for the Registrant's books and records for the year ending December 31, 1995 required for its passage the affirmative vote of a majority of the outstanding shares present. Abstentions had the same legal effect as a vote against the proposal. The proposal as approved by the following vote:

			      FOR         AGAINST   ABSTAIN     BROKER
								NON-VOTE
			   9,666,154      17,940    87,886        N/A


ITEM 5.  OTHER INFORMATION

	 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	 NONE

SIGNATURES

     Pursuant to the requirements ofthe Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				  PAYCO AMERICAN CORPORATION
				     (Registrant)

Date:  August 10, 1995         By:   DAVID S. PATTERSON
       ---------------               ------------------
                                     David S. Patterson
                                     Principal Operating Officer

Date:  August 10, 1995         By:   JOHN P. STETZENBACH
       ---------------               -------------------
                                     John P. Stetzenbach
                                     Principal Financial &
                                     Accounting Officer