Form 10-Q
period 1995-09-30
PAYCO AMERICAN CORP
filed 1995-11-14
CIK 76741

                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1995, or

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
     The number of shares outstanding of each of the issuer's classes of common stock was 10,133,478 shares of common stock, par value $0.10, outstanding as at September 30, 1995.
===========================================================================

                                         PAYCO AMERICAN CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars except share & per share data)
-----------------------------------------------------------------------------------------------------------------
                           SEPTEMBER 30, DECEMBER 31,                                  SEPTEMBER 30, DECEMBER 31,
                               1995          1994                                          1995          1994
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                 LIABILITIES & SHAREHOLDERS'
                                                       INVESTMENT
CURRENT ASSETS:                                        CURRENT LIABILITIES:

Cash and Cash Equivalents       $10,400      $10,867   Collections Due to Clients           $21,453      $17,794

Cash and Cash Equivalents                              Accounts Payable                       6,868        5,459
 Held for Clients                21,453       17,794
                                                       Short-Term Borrowings                 13,877        6,200

                                                       Obligations under Capital
Accounts Receivable-Trade                              Leases                                    57           77
Net of Allowances                20,314       15,541   Accrued Liabilities-
                                                        Salaries and Benefits                 5,908        5,597
Accounts Receivable-                                    Taxes, Other Than Income              1,209        1,101
Purchased                        13,702       13,826    Other                                 1,258        1,698

Prepaid Expenses                  1,600        1,054   Deferred Revenue                         232          192
Accrued Income Taxes             -                23
Deferred Income Taxes               689          743   Accrued Income Taxes                     178       -
                           ------------- ------------                                  ------------- ------------
Total Current Assets             68,158       59,848   Total Current Liabilities             51,040       38,118

PROPERTY AND EQUIPMENT:                                OTHER LONG-TERM LIABILITIES              837          942

Data Processing Equipment        43,433       33,105
Furniture and Equipment          12,113       11,334
Leasehold Improvements            3,380        2,998   LONG-TERM DEBT                           352          334
Property Held under
Capital Leases                      634          634   OBLIGATIONS UNDER CAPITAL
                           ------------- ------------  LEASES                                    16           61
                                 59,560       48,071
Less-Accumulated                                       COMMITMENTS AND
Depreciation and                                       CONTINGENCIES                           -          -
Amortization                     38,109       34,463
                           ------------- ------------  SHAREHOLDERS' INVESTMENT:
Net Property and Equipment       21,451       13,608   Preferred Stock,
                                                        No Par Value-
ACCOUNTS RECEIVABLE-                                    Authorized 500,000 Shares,
PURCHASED                           590        4,164    None Issued                            -          -

                                                       Common Stock,
OTHER LONG-TERM                                         $.10 Par Value-Authorized
RECEIVABLES                         599          839    50,000,000 Shares, Issued &
                                                        Outstanding, 10,133,478 &
NON-COMPETE COVENANTS, NET        1,534        2,691    10,128,503 Shares, Respectively       1,013        1,013

GOODWILL, NET                    11,565        5,939   Additional Paid-In Capital             1,622        1,586

DEFERRED INCOME TAXES               492          287   Stock Options Issuable                   704          704

OTHER ASSETS                        397          122   Retained Earnings                     49,202       44,740
                                                                                       ------------- ------------
                                                       Total Shareholders' Investment        52,541       48,043
                           ------------- ------------                                  ------------- ------------
                               $104,786      $87,498                                       $104,786      $87,498
                           ============= ============                                  ============= ============

=================================================================================================================
The accompanying notes are an integral part of these consolidated balance sheets.

                                                     2

                           PAYCO AMERICAN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars except share & per share data)
----------------------------------------------------------------------
For the three month period
ended September 30,                             1995          1994
----------------------------------------------------------------------
OPERATING REVENUE                          $     44,818  $     38,368

OPERATING EXPENSES:

Salaries and Benefits                            25,537        20,695

Telephone                                         2,645         2,907

Postage and Supplies                              2,700         2,268

Occupancy Costs                                   2,216         2,143

Data Processing Equipment                         2,256         1,883

Amortization of Acquisition Costs                 4,287         3,973

Other Operating Costs                             2,881         2,989
                                             -----------   -----------
Total Operating Expenses                         42,522        36,858
                                             -----------   -----------
Income from Operations                            2,296         1,510
OTHER INCOME, Primarily from
 Short-Term Investments                              51            21
INTEREST EXPENSE                                    216            38
                                             -----------   -----------
Income before Income Taxes                        2,131         1,493

PROVISION FOR INCOME TAXES                          928           679
                                             -----------   -----------
NET INCOME                                 $      1,203  $        814
                                             ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                  10,133,478    10,077,945

NET INCOME PER SHARE                              $0.12         $0.08

======================================================================
The accompanying notes are an integral part of these consolidated statements.
                                        3

                        PAYCO AMERICAN CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars except share & per share data)
----------------------------------------------------------------------
For the nine month period
ended September 30,                             1995          1994
----------------------------------------------------------------------
OPERATING REVENUE                          $    130,559  $    112,804

OPERATING EXPENSES:

Salaries and Benefits                            73,696        61,687

Telephone                                         7,862         8,182

Postage and Supplies                              7,969         6,799

Occupancy Costs                                   6,807         6,442

Data Processing Equipment                         6,008         5,417

Amortization of Acquisition Costs                11,533         9,440

Other Operating Costs                             8,339         8,256
                                             -----------   -----------
Total Operating Expenses                        122,214       106,223
                                             -----------   -----------
Income from Operations                            8,345         6,581
                                             -----------   -----------
OTHER INCOME, Primarily from
 Short-Term Investments                             168            46
INTEREST EXPENSE                                    531            72
                                             -----------   -----------
Income before Income Taxes                        7,982         6,555

PROVISION FOR INCOME TAXES                        3,520         2,931
                                             -----------   -----------
NET INCOME                                 $      4,462  $      3,624
                                             ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                  10,133,478    10,077,945

NET INCOME PER SHARE                              $0.44         $0.36

======================================================================
The accompanying notes are an integral part of these consolidated statements.
                                        4

                           PAYCO AMERICAN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
----------------------------------------------------------------------
For the nine month period
ended September 30,                             1995          1994
----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $      4,462  $      3,624

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:

Amortization of Acquisition Costs                11,533         9,440
Depreciation and Amortization                     4,008         3,386
Benefit of Deferred Income Taxes                   (151)         (453)

Changes in Assets and Liabilities:
  Accounts Receivable                            (4,773)       (1,405)
  Prepaid Expenses                                 (434)         (130)
  Accounts Payable                                1,409           312
  Accrued Liabilities                              (126)          190
  Deferred Revenue                                   40            73
  Accrued Income Taxes                              201          (831)
                                             -----------   -----------
Net Cash Provided by Operations                  16,169        14,206
                                             -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Expenditures, Net of Retirements        (10,676)       (3,531)
Purchase of Accounts Receivable                  (5,891)      (11,304)
Purchase of Other Businesses                     (7,975)       (4,267)
Long-Term Notes Receivable                          240          (354)
                                             -----------   -----------
Net Cash Used In Investing Activities           (24,302)      (19,456)
                                             -----------   -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net Proceeds Under Line of Credit                 7,677         3,000
Payments Under Capital Lease Obligations            (65)          (94)
Other Long-Term Debt                                 18            25
Proceeds from Exercise of Stock Options              36            15
                                             -----------   -----------
Net Cash Provided by Financing Activities         7,666         2,946
                                             -----------   -----------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                (467)       (2,304)
Cash and Cash Equivalents at
   Beginning of Period                           10,867        14,014
                                             -----------   -----------
Cash and Cash Equivalents at End of Period $     10,400  $     11,710
                                             ===========   ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
     Income Taxes, Net of Refunds          $      3,471  $      4,216
     Interest                                       472            54

======================================================================
The accompanying notes are an integral part of these consolidated statements.
                                        5

PAYCO AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED September 30, 1995


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

          B.   TRADE ACCOUNTS RECEIVABLE

     Accounts Receivable-Trade is presented net of an allowance for doubtful accounts. The allowance was $403,000 and $555,000 for the period ended September 30, 1995 and December 31, 1994, respectively.

          C.SHORT TERM BORROWINGS

     The Company maintains a short-term borrowing agreement with the Bank which provides the Company with an option to borrow under a line of credit or issue commercial paper up to $25.0 million. At September 30, 1995, the interest rate on borrowed funds was 6.0%.

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

Accounts received for collection were $2.99 billion and $2.50 billion for the nine months ended September 30, 1995 and 1994, respectively, or a
19.6 % increase. Excluding placements from the 1995 acquisition of CCA, F&F and GGW accounts received for collection increased $333 million or
13.3 %.

Operating revenue for the period ended September 30, 1995 and 1994 is summarized below.

----------------------------------------------------------------------
                               Three Months Ended    Nine Months Ended
                                 September 30,           September 30,
                                1995        1994      1995      1994
                                       (in thousands)
----------------------------------------------------------------------
Revenue:
Collection                      $34,628   $28,204  $101,768  $ 85,895
Accounts Receivable-Purchased     4,802     4,145    12,055     9,651
Student Loan Billing              1,821     1,730     5,399     5,145
Medicaid Billing                  1,809     1,683     5,004     4,413
Telemarketing                     1,104     1,674     4,118     4,887
Other                               654       932     2,215     2,813
---------------------------------------------------------------------
Total Operating Revenue         $44,818   $38,368  $130,559  $112,804
=====================================================================

     Total operating revenue for the three and nine month period ended September 30, 1995 increased 16.8% and 15.7% respectively. Collection revenue for the three and nine month period ended September 30, 1995
increased 22.8% and 18.5%   Excluding the 1995 acquisitions, collection
revenue increased 12.7% and 9.6% for the three and nine month period ended September 30, 1995 compared to the same periods in 1994. These increases were accomplished as a result of new client business and growth in business volume from existing clients, despite an operating environment with continued competitive pressure on prices. The Company has been selected by HBO & Company (HBOC) to be the lead subcontractor in performing the business management for Maricopa County Health Care Systems (MCHCS). MCHCS, located in Phoenix, Arizona has signed a five year contract with HBOC to outsource its entire business service function.
This contract has the potential to provide the Company with approximately $20 million in revenue during its five year term. The contract began September 1, 1995.

Revenue from purchased accounts receivable portfolios increased
24.9% to $12.1 million in the first nine months of 1995. During the first nine months of 1995 portfolios were purchased at a cost of $5.9 million compared to $11.3 million in the first nine months of 1994.

Billing revenue, including Student Loan billing, Medicaid billing and Other billing increased 2.0% to $12.6 million during the first nine months of 1995 compared to $12.4 million during the first nine months of 1994. However, Billing revenue during the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994 decreased primarily as a result of a decline in Other billing revenue from a single client in this category. Telemarketing revenue declined 34.0 % and 15.7% for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. A decline in business volume negatively impacted revenue.

Operating expenses increased 15.0% to $122.2 million for the first nine months of 1995 compared to the first nine months of 1994. Operating expenses exclusive of the acquisition of CCA, F&F & GGW increased 8.1%.

Salaries and benefits, the Company's most significant expense was $73.7 million for the nine month period ended September 30, 1995 compared to $61.7 million in 1994 or a 19.5% increase. Salary and benefits exclusive of 1995 acquisitions increased 11.7% primarily as a result of an increase in number of collectors required to handle larger business volume. The Company does not provide post-retirement health or life insurance benefits or significant post-employment benefits to employees.

Telephone expense decreased 3.9% to $7.9 million for the nine months ended September 30, 1995 compared to the same period in 1994. Included in telephone expense are costs associated with dedicated communication datalines, local and long distance service, and depreciation and maintenance on telephone equipment. Telephone expense, exclusive of acquisitions, decreased by 7.9% primarily as a result of the decline in telemarketing telephone usage and lower long-distance rates negotiated at the end of 1994. Depreciation expense increased between years primarily as a result of the Company's upgrade to its telephone systems in certain locations during the second quarter of 1994.

Postage and supplies increased 17.2% to $8.0 million for the nine month period ended September 30, 1995 as compared to the same period in 1994. Postage expense alone increased 17.6% compared to the first nine months of 1994. The new U.S. postal rate, which became effective January 1, 1995 along with increased business volume accounted for the increase in postage costs. Exclusive of acquisitions, postage and supplies increased 9.4%. Postage and supplies expense historically fluctuates with the number of accounts received for collection.

Occupancy costs which includes leased office space, depreciation of furniture and fixtures, amortization of leasehold improvements and rental and repair of office equipment increased 5.7% to $6.8 million. Occupancy costs exclusive of acquisitions decreased 4.3% for the first nine months of 1995 compared to the first nine months of 1994 as a result of a decline in space rent.
                               8

Data processing equipment costs increased by 10.9% to $6.0 million for the period ended September 30, 1995 when compared to the same period in 1994. Work continues to proceed on the World-class Integrated Network
(WIN). WIN is the Company's new receivable management system which will replace PACS [registered trade mark] (Payco Automated Collection System). During the third quarter, WIN was successfully installed in the Westlake and Pleasanton, California offices and the Aurora, Colorado office. This brought to seven the number of locations using WIN. Depreciation expense as a result of the purchases of WIN related equipment and software will increase in the fourth quarter of 1995 and through 1996 as the system installation process continues. Total capital expenditures to install the Company's entire collection operation on the WIN system are now estimated to be between $19 and $21 million as compared to the initial estimate of approximately $15 million. The cost of the WIN system is dependent on a variety of items including the configuration of power dialing stations, the final configuration of the communications network, cabling requirements in each office location, the number of acquired non-PACS offices that are installed on WIN and the amount of staff training required to efficiently use WIN. The cost of the system will vary directly with the number of users installed. Original estimates have been increased in part due to the growth in collection personnel and increased costs in the areas of communication network, cabling and training. Through October 31, 1995 the Company has invested approximately $7.3 million in the WIN system.

Work proceeds on the development of the new student loan billing system which is expected to be completed in the second half of 1996.

Amortization of acquisition costs was $11.5 million for the first nine months of 1995 compared to $9.4 million for the same period in 1994. This expense category includes the amortization of non-compete agreements, debtor account inventory, goodwill and purchase accounts receivable portfolios. Amortization expense associated with purchased accounts receivable portfolios increased by $1.9 million between years to $9.6 million. This increase is due to the increase in the volume of collections on purchased receivables.

Other operating costs increased by $83,000 or 1.0% to $8.3 million in the first nine months of 1995 compared to the first nine months of 1994 primarily as a result of 1995 acquisitions. Other operating costs includes, among other costs, business insurance, legal expense, skip tracing costs and travel and entertainment costs.

Other income, consisting primarily of interest income, increased $ 122,000 while interest expense increased $459,000 in the first nine months of 1995 compared to the first nine months of 1994. The increase in interest expense is due primarily to the increase in short-term borrowings.

The effective tax rate decreased to 44.1% for the first nine months of 1995 from 44.7% for the same period in 1994. The Company's provision for income taxes changes with the levels of pre-tax income, levels of nondeductible expenses, changes in tax law and the mix of state income tax rates.

Net income per share for the first nine months of 1995 was $0.44 compared to $0.36 for the same period in 1994. The increase is primarily the result of the improvement of the pre-tax profit margin from 5.8% to 6.1% for the nine month period ended September 30, 1995 compared to the same period in 1994.

 LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25.0 million short-term borrowing agreement with the Bank. The agreement allows the Company to borrow funds under a line of credit agreement or through the issuance of commercial paper. All loans made to the Company by the bank under the line of credit are payable upon demand and are evidenced by a single promissory note. The Company is not required to maintain compensating balances, and there are no restrictive covenants under the agreement. As of September 30, 1995, the Company had $11.1 million available to borrow. Funds borrowed were used primarily to fund the Company's acquisition program and the development of new computer systems. The interest rate on outstanding borrowings at September 30, 1995 was 6.0%.

The capital expenditure associated with the WIN project is estimated to be between $19.0 and $21.0 million. Plans are to complete the installation during the second half of 1996. The Company also expects to invest approximately $4.0 million over 1995 and 1996 in order to upgrade its automated student loan billing system. The Company considers the short-term borrowing agreement to be its primary liquidity resource. As of September 30, 1995 the Company had $17.1 million in working capital which compares to $21.7 million as of December 31, 1994. This represents a decrease of $4.6 million in working capital during the first nine months of 1995. In addition to the investment in the WIN project and the upgrade to the automated student loan billing system, the Company will continue to actively pursue the accounts receivable purchase program and the acquisition of certain collection and related businesses.

The Company has reviewed its liquidity in relation to planned capital expenditures, growth in working capital to support increased business, and its acquisition program. To the extent internal funding may not be sufficient to meet its future cash requirements, the Company plans to continue to utilize its line of credit, which it considers to be adequate to meet its needs.

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


                                  PAYCO AMERICAN CORPORATION
                                     (Registrant)

Date:  November 14, 1995         By:   DAVID S. PATTERSON
       -----------------               ------------------
                                     David S. Patterson
                                     Principal Operating Officer

Date:  November 14, 1995         By:   JOHN P. STETZENBACH
       -----------------               -------------------
                                     John P. Stetzenbach
                                     Principal Financial and Accounting
                                     Officer