Form 10-K405
period 1995-12-31
PAYCO AMERICAN CORP
filed 1996-03-26
CIK 76741

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________to____________
                 COMMISSION FILE NUMBER 0-14309

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

The aggregate market value of voting stock of the Registrant held by nonaffiliates was $59,116,681 as of February 29, 1996.

The number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 1996 was 10,155,085 shares of
$.10 par value common stock.
=================================================================


               DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K
                                             Into Which Portions
Document                                       of Documents are
                                                   Incorporated
--------------------------------------------   -------------------
Payco American Corporation Annual Report to
Shareholders for the Fiscal Year Ended
December 31, 1995                               Part II

Definitive Proxy Statement for the 1995
Annual Meeting of Shareholders to be Filed
with Securities and Exchange Commission
within 120 days of December 31, 1995            Part III

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

Form 10-K filed for fiscal year ended
December 31, 1986                               Part IV

Definitive Proxy Statement for the
1989 Annual Meeting of Stockholders             Part IV

Definitive Proxy Statement for the
1992 Annual Meeting of Stockholders             Part IV

Definitive Proxy Statement for the
1993 Annual Meeting of Stockholders             Part IV

                        PAYCO AMERICAN CORPORATION
                     1995 FORM 10-K TABLE OF CONTENTS


PART I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a vote of Security Holders

PART II

Item 5.   Market For the Registrant's Common Equity and Related
          Stockholder Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

Signatures

PART I

ITEM 1   DESCRIPTION OF BUSINESS

The Registrant, Payco American Corporation, was incorporated August 7, 1969 as a Delaware Corporation and was reincorporated in Wisconsin on June 28, 1993. The Registrant and its subsidiaries (hereafter referred to as the "Company") are engaged in the accounts receivable management and collection business.
The Company is regulated by the Fair Debt Collection Practice Act and the Telephone Consumer Protection Act which are enforced by the Federal Trade Commission, and by various state regulatory commissions. Through its network of 43 offices across the United States, and Puerto Rico, the Company provides a full range of outsource services which includes the following: consumer debt collection services; commercial (business to business) debt collection, pre-collection programs, health care accounts receivable management, student loan billing, contract management services in which Company personnel work on-site at a client's location to render expertise in various accounts receivable areas, from billing to collection, and teleservicing. Teleservicing refers to outbound and inbound calling programs to perform sales, customer retention programs, market research, and customer service. The industries the Company services include credit cards, education, government, health care, retail, manufacturing, telecommunications, utilities, banks, freight/transportation, political, print media, real estate and insurance. In addition, as part of its acquisition program, the Company has purchased, at a discount, a total of 63 portfolios of accounts receivable of which 9 portfolios were purchased in 1995. The Company is also majority owner of joint ventures in Mexico City, Mexico and Tokyo, Japan that provide receivable management services.

The Company does business under several names, trade names or product trade styles which are as follows:

          Payco American Corporation, PAYCO
          National Account Systems, NAS
          Payco-General American Credits
          University Accounting Service, UAS
          National Collex
          National Business Division
          Creditors Protective Association
          IMC Credit Services
          IMPACT
          FM Services Corporation
          FM Services of Arizona
          Missouri Medical Collection Inc.
          Hospital & Physician Services
          Herring Financial Services, Inc.
          Central Patient Billing Inc.
          Asset Recovery and Management Corp.
          Jennifer Loomis & Associates Inc., JLA
          CircPlus, PayPlus
          Medical Accounting Services, MAS
          CheckBack
          Select, CVS
          Pay Tech, Inc.
          Federal Collection Bureau, S.A. DE C.V.
          Professional Recoveries Inc.
          Furst and Furst (F&F)
          Continental Credit Adjustors (CCA)
          Grable, Greiner & Wolff (GGW)
          Qualink, Inc.

The Company maintains offices in the following metropolitan areas:

          Phoenix and Tucson, Arizona
          Los Angeles and Pleasanton, California
          Denver, Colorado
          Miami, Orlando, Fort Myers, Jacksonville
            and Lakeland, Florida
          Atlanta, Georgia

          Chicago, Illinois
          Indianapolis, Indiana
          Augusta, Maine
          Baltimore, Maryland
          Boston, Massachusetts
          Detroit, Michigan
          Minneapolis, Minnesota
          Springfield, Missouri
          Las Vegas, Nevada
          Edison and Rochelle New Jersey
          Yonkers, New York
          Cincinnati, Cleveland, and Columbus, Ohio
          Oklahoma City, Oklahoma
          Portland, Oregon
          Philadelphia and Pittsburgh, Pennsylvania
          Dallas and Houston, Texas
          Richmond, Virginia
          Seattle, Washington
          Brookfield, Wisconsin
          Washington DC

          Mexico City, Mexico
          San Juan, Puerto Rico
          Tokyo, Japan



The volume of accounts received by the Company for collection during the year ended December 31, 1995 was approximately $4.0 billion. Accounts received for collection in 1994 totalled approximately $3.2 billion.

The Company receives accounts from a wide range of clients including the federal government, student loan guarantors, hospitals, universities, utilities, oil companies and retail and bank credit card providers. American Express Co., contributed approximately 10% of the Company's operating revenue in 1993. No single client contributed 10% or more of the Company's operating revenue in 1994 or 1995.

Collections on the accounts received are made through solicitation of payment through the mail and more importantly through direct telephone contact with consumers. All accounts received for collection are assigned a work standard, which is based on various criteria, including, contractual agreement to work accounts in a certain manner, dollar balances of the account, age of the account, etc. To aid the Company in monitoring these work standards as well as to increase collector productivity and client service, the Company developed the Payco Automated Collection System (PACS [registered trade-mark]). PACS [registered trademark] is a computer- based collection system that substantially automates the collection process. The Company began in 1994 the purchase and customization of its "World-class
Integrated Network" (WIN). This new technologically advanced accounts receivable management system is expected to completely replace PACS [reg-istered trademark] in all existing location by the end of 1997. As of December 31, 1995, WIN has been installed at ten of the Company's locations. Assuming current system configurations and conversion of all collection operations, the Company's overall investment in WIN is expected to be between $19 and $21 million. The Company estimates that by July 1, 1996 approximately 55.0% of the contingency collection business will be on WIN.
In 1994 the Company began to upgrade its automated student loan billing system. A total investment of approximately $4.0 million is expected to be required to accomplish this project. The Company will begin the test phase of the project during the third quarter of 1996. As of December 31, 1995, $1.9 million has been spent on the student loan billing system project.

The Company devotes significant and continuous efforts, through training of personnel and monitoring of compliance with the Fair Debt Collection Practices Act in order to provide ethical, innovative, high quality accounts receivable management services which meet client needs and comply with the law. In addition to traditional collection services, the Company provides service in the area of student loan billing, letter program, hospital billing, including interstate Medicaid billing, telemarketing, management and training seminars and in-house projects and also provides temporary employees to the health care market. The Company also engages in the purchase of discounted accounts receivable portfolios through its subsidiary Asset Recovery & Management Corp. As of December 31, 1995 the Company had purchased 63 portfolios at a total cost of approximately $ 61.3 million. The Company has continued to purse new markets for purchasing accounts receivable portfolios.

The Company and its subsidiaries employed 3,098 full-time employees and 484 part-time employees as of December 31, 1995. Of such employees, 236 were engaged in administration and 3,346 in sales, collection and accounts receivable management services.

The Company is among the largest firms in the accounts receivable management industry. Intense competition is provided by numerous local, regional and several national agencies and it is the policy of most large businesses to utilize the services of several agencies as well as to make their own collection efforts.




ITEM 2  PROPERTIES

All of the offices listed in Item 1 above are in leased space totaling approximately 454,000 square feet as of December 31, 1995. The leases for such offices expire between March 14, 1996 and September 30, 2007 and provide for aggregate annual rentals for 1995 of approximately $5.8 million. The Company leases its headquarters facility of approximately 66,000 square feet for a term of 20 years ending March 31, 2000. Annual rentals under this lease for 1995 were $745,000 which may escalate at a rate not to exceed 5% annually. In addition, the Company leases a modern data processing facility of approximately 37,000 square feet which houses the Company's computer operations. Annual rentals under this lease for 1994 were $281,000, which may escalate at a rate not to exceed 5% annually. The Company considers the office space and other facilities leased by it to be modern and adequate for the conduct of its business. The Company also owns furniture, computer equipment, telephone equipment,office equipment and leases various types of office equipment which are considered adequate for the conduct of its business.




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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                          PART II
                          -------

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

The information about the market for the Company's stock and stock quotations as required by Item 5 of Form 10-K is included in the SELECTED FINANCIAL DATA section of the accompanying Annual Report to Shareholders for 1995 which appears as Exhibit 13 in this filing, and is incorporated by reference in this Form 10-K Annual Report.

The Company has no cash dividend paying history.

ITEM 6  SELECTED FINANCIAL DATA

The selected financial data required by Item 6 of Form 10-K is included in SELECTED FINANCIAL DATA section of the accompanying Annual Report to Shareholders for 1995, which appears as Exhibit 13 in this filing and is incorporated by reference in this Form 10-K Annual Report.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULT OF OPERATIONS

The discussion and analysis required by Item 7 of Form 10-K is included in MANAGEMENT DISCUSSION AND ANALYSIS of the accompanying Annual Report to Shareholders for 1995, which appears as Exhibit 13 in this filing and is incorporated by reference in this Form 10-K Annual Report.

ITEM 8  FINANCIAL STATEMENTS


The following financial statements, related notes thereto, and auditor's report required by Item 8 of Form 10-K, are included in the accompanying Annual Report to Shareholders for the years ended December 31, 1995, which appears as Exhibit 13 in this filing and are hereby incorporated by reference in this Form 10-K Annual Report:

Consolidated Balance Sheets - December 31, 1995 and 1994
Consolidated Statements for the Three Years Ended
              December 31, 1995:

              Income
              Shareholders' Investment
              Cash Flows
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None



                            PART III
                            --------

ITEM 10

Except for the table of Executive officers below, all other information called for by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting to be held on May 7, 1996 which Proxy Statement will be filed within 120 days after December 31, 1995.

                  EXECUTIVE OFFICERS OF REGISTRANT
                  ---------------------------------
                                                    OFFICER HAS SERVED
                                                      IN CAPACITY
OFFICER                POSITIONS                AGE INDICATED SINCE
------                ----------                ---  -------------
Dennis G. Punches      Chairman of the Board     60   January 1990

Neal R. Sparby         President, Principal      59   October 1991
                       Executive Officer

David S. Patterson     Executive Vice-           55   October 1991
                       President
                       Principal Operating
                       Officer

William W. Kagel       Senior Vice President-    59   August 1969
                       Production

Alvin W. Keeley        Senior Vice President-    58   May 1979
                       Marketing

James R. Bohmann       Treasurer and Senior      49   May 1985
                       Vice President-Corporate
                       Development (effective
                       January 1, 1993)

Patrick E. Carroll     Senior Vice President-    53   August 1987
                       Sales

Susan Mathison         Vice President-           47   August 1987
                       Administration and
                       Secretary (effective
                       October, 1991)

Philip C. Colin        Vice President-           59   January 1989
                       Information Systems

John P. Stetzenbach    Controller and            40   January 1987
                    Vice President- Finance
                       & Principal Financial
                       Officer, (effective
                       January 1, 1993)


ITEM 11, 12 and 13.

The information called for by Items 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive Proxy statement for its Annual Meeting to be held on May 7, 1996 which Proxy Statement will be filed within 120 days after December 31, 1995.

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

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K:



EXHIBIT                                                 PAGE
REFERENCE                                              NUMBER
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

13     Annual Report to security holders                    ____

22     List of subsidiaries as of December 31, 1995.        ____

27     Financial Data Schedule                              ____

(b)(3) Reports on Form 8-K

       No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 1995.

                           SIGNATURES
                           ==========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Payco American Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE  MARCH 26, 1996                  BY  NEAL R. SPARBY
     ------------------               ------------------
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

By  JAMES R. BOHMANN                   DATE   MARCH 26, 1996
   -------------------------                  --------------
    James R. Bohmann, Director

By  PATRICK E. CARROLL                 DATE   MARCH 26, 1996
    ------------------------                  --------------
    Patrick E. Carroll, Director

By  WILLIAM W. KAGEL                   DATE   MARCH 26, 1996
    ------------------------                  --------------
    William W. Kagel, Director

By  ALVIN W. KEELEY                    DATE   MARCH 26, 1996
    ------------------------                  --------------
    Alvin W. Keeley, Director

By  DAVID S. PATTERSON                 DATE   MARCH 26, 1996
    ------------------------                  --------------
    David S. Patterson, Director &
    Principal Operating Officer

By  DENNIS G. PUNCHES                  DATE   MARCH 26, 1996
    ------------------------                  --------------
    Dennis G. Punches
    Chairman of the Board

By  NEAL R. SPARBY                     DATE   MARCH 26, 1996
    ------------------------                  --------------
    Neal R. Sparby, Director &
    Principal Executive Officer

By  JOHN P. STETZENBACH                DATE   MARCH 26, 1996
    ------------------------                  --------------
    John P. Stetzenbach, Principal
    Financial & Accounting Officer

By  WILLIAM A. INGLEHART                DATE  MARCH 26, 1996
    ------------------------                  --------------
    William A. Inglehart
    Director

By  RAYMOND J. LARKIN                  DATE   MARCH 26, 1996
    ------------------------                  --------------
    Raymond J. Larkin
    Director

By  RICHARD G. MILES                   DATE   MARCH 26, 1996
    ------------------------                  --------------
    Richard G. Miles
    Director

By  BO S. GORANSON                     DATE   MARCH 26, 1996
    ------------------------                  --------------
    Bo S. Goranson
    Director

By  DENNIS SHEA                        DATE   MARCH 26, 1996
    ------------------------                  --------------
    Dennis Shea
    Director

(1) Not available for signature

                                 EXHIBIT 21


                    LIST OF SUBSIDIARIES AS OF DECEMBER 31, 1995

Payco American Corporation has the following subsidiaries, all of which are wholly owned and included in the consolidated financial statements of the
Company:
                                             STATE OF
                                           INCORPORATION
                                           -------------
Payco-General American Credits, Inc.       Delaware
National Account Systems, Inc.             Delaware
University Accounting Service, Inc.        Wisconsin
Reliance National Insurance Company LTD.   Bermuda
FM Services Corporation                    Arizona
Jennifer Loomis & Associates, Inc.         Arizona
Asset Recovery & Management Corp.          Wisconsin
Payco American International Corporation   Wisconsin
Professional Recoveries Inc.               Wisconsin
Indiana Mutual Credit Association, Inc.    Indiana
Furst and Furst, Inc.                      Wisconsin
Qualink, Inc.                              Wisconsin

Payco American Corporation has a majority interest in the following subsidiaries, which are included in the consolidated financial statements of the Company:

Pay-Tech, Inc.                             Wisconsin
Federal Collection Bureau, S.A. DE C.V.    Mexico