Form 10-Q
period 1996-03-31
PAYCO AMERICAN CORP
filed 1996-05-14
CIK 76741

                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996, or

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
     The number of shares outstanding of each of the issuer's classes of common stock was 10,155,085 shares of common stock, par value $0.10, outstanding as at March 31, 1996.
==============================================================================

CONSOLIDATED BALANCE SHEETS         PAYCO AMERICAN CORPORATION
- ------------------------------------------------------------------------------------------------------

                          MARCH 31, DEC. 31,                                       MARCH 31, DEC. 31,
                             1996     1995                                            1996     1995
- ------------------------------------------------------------------------------------------------------
(in thousands of dollars except share and per share data)
ASSETS                                          LIABILITIES & SHAREHOLDERS'
                                                INVESTMENT

CURRENT ASSETS:                                 CURRENT LIABILITIES:

Cash and Cash Equivalents   $10,966   $7,752    Collections Due to Clients           $25,940  $20,233

Cash and Cash Equivalents                       Accounts Payable                       6,740    5,441
 Held for Clients            25,940   20,233
                                                Short-Term Borrowings                 16,628   13,034

                                                Other Notes Payable                    -        1,000
Accounts Receivable-Trade
 Net of Allowances           19,266   21,013    Obligations under Capital
                                                 Leases                                   39       60
Accounts Receivable-                            Accrued Liabilities-
 Purchased                    9,855   11,012     Salaries and Benefits                 5,107    6,493
                                                 Taxes, Other Than Income              1,284    1,224
Prepaid Expenses              1,544    1,527     Other                                 1,556    1,705

                                                Deferred Revenue                         317      118
Deferred Income Taxes         1,083    1,087
                                                Accrued Income Taxes                   1,137       49
                          -------------------                                      -------------------
Total Current Assets         68,654   62,624    Total Current Liabilities             58,748   49,357

PROPERTY AND                                    OTHER LONG-TERM LIABILITIES              807      834
EQUIPMENT:
Data Processing Equipment    49,333   45,373    LONG-TERM DEBT                           334      334
Furniture and Equipment      12,804   12,793
Leasehold Improvements        3,605    3,513    OBLIGATIONS UNDER CAPITAL
Property Held under                             LEASES                                    -         -
Capital Leases                  581      634
                          -------------------   COMMITMENTS AND                           -         -
                             66,323   62,313    CONTINGENCIES                             -         -
Less Accumulated
Depreciation and                                SHAREHOLDERS' INVESTMENT:
Amortization                 39,918   39,450    Preferred Stock,
                          -------------------    No Par Value-
Net Property and Equipment   26,405   22,863     Authorized 500,000 Shares,
                                                 None Issued                               -         -

ACCOUNTS RECEIVABLE-
PURCHASED                     4,619    4,338
                                                Common Stock,
OTHER LONG-TERM                                  $0.10 Par Value-Authorized
RECEIVABLES                     479      519     50,000,000 Shares, Issued
                                                 & Outstanding Shares, 10,155,085.     1,016    1,016
NON-COMPETE
COVENANTS, NET                1,280    1,151    Additional Paid-In Capital             2,020    2,020

GOODWILL, NET                12,750   11,661    Cumulative Translation Adjustments       (24)     (24)

DEFERRED INCOME TAXES           285      238    Stock Options Issuable                   148      148

OTHER ASSETS                    211      281    Retained Earnings                     51,634   49,990
                                                                                   -------------------
                                                Total Shareholders' Investment        54,794   53,150
                          -------------------                                      -------------------
                           $114,683 $103,675                                        $114,683 $103,675
                          ===================                                      ===================

======================================================================================================
The accompanying notes are an integral part of these consolidated balance sheets.


                   PAYCO AMERICAN CORPORATION

               CONSOLIDATED STATEMENTS OF INCOME
    (In thousands of dollars except share & per share data)
- ------------------------------------------------------------
For the three month periods
ended March 31,                          1996       1995
- ------------------------------------------------------------
OPERATING REVENUE                        $45,386    $42,868

OPERATING EXPENSES:

Salaries and Benefits                     26,024     23,795

Telephone                                  2,745      2,555

Postage and Supplies                       2,561      2,582

Occupancy Costs                            2,207      2,326

Data Processing Equipment                  2,677      1,799

Amortization of Acquisition Costs          3,069      4,137

Other Operating Costs                      3,017      2,638
                                      ----------------------
Total Operating Expenses                  42,300     39,832
                                      ----------------------
Income from Operations                     3,086      3,036

OTHER INCOME, Primarily from
 Short-Term Investments                       40         35
INTEREST EXPENSE                             241        131
                                      ----------------------
Income before Income Taxes                 2,885      2,940

PROVISION FOR INCOME TAXES                 1,241      1,302
                                      ----------------------
NET INCOME                                $1,644     $1,638
                                      ======================
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                           10,155,085 10,133,478

NET INCOME PER SHARE                       $0.16      $0.16

============================================================
The accompanying notes are an integral part of these consolidated statements.

                           PAYCO AMERICAN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
- ------------------------------------------------------------------
For the three month periods
ended March 31,                                   1996     1995
- ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $1,644   $1,638

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:

Amortization of Acquisition Costs                  3,069    4,137
Depreciation and Amortization                      1,796    1,189
Cost (Benefit) of Deferred Income Taxes              (43)     (61)

Changes in Assets and Liabilities:
  Accounts Receivable-Trade                        1,746   (1,331)
  Prepaid Expenses                                   (17)    (611)
  Accounts Payable                                 1,299     (168)
  Accrued Liabilities                             (1,501)    (875)
  Deferred Revenue                                   199      229
  Accrued Income Taxes                             1,088    1,151
                                                ------------------
Net Cash Provided by Operations                    9,280    5,298
                                                ------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Expenditures, Net of Retirements          (5,339)  (1,245)
Purchase of Accounts Receivable                   (1,734)    (428)
Purchase of Other Businesses                      (1,605)  (4,960)
Long-Term Notes Receivable                            40     -
                                                ------------------
Net Cash Used In Investing Activities             (8,638)  (6,633)
                                                ------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net Proceeds from Short-Term Borrowings            3,594    3,453
Net Payments on Other Notes Payable               (1,000)    -
Payments Under Capital Lease Obligations             (22)     (19)
Proceeds from Exercise of Stock Options             -          38
                                                ------------------
Net Cash Provided by Financing Activities          2,572    3,472
                                                ------------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                3,214    2,137
Cash and Cash Equivalents at
   Beginning of Period                             7,752   10,867
                                                ------------------
Cash and Cash Equivalents at End of Period       $10,966  $13,004
                                                ==================
=============================================== ==================
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
     Income Taxes, Net of Refunds                   $196     $212
     Interest                                        272      128

==================================================================
The accompanying notes are an integral part of these consolidated statements.

PAYCO AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 1996


I.  ACCOUNTING POLICIES

    The information furnished in this report reflects all normal and recurring adjustments which are, in the opinion of management, necessary to form a fair statement of the results of the interim periods. This report should be read in conjunction with the 1995 Annual Report to shareholders on Form 10-K.

          A.  STATEMENT OF CASH FLOWS

     The following paragraph provides additional disclosure regarding cash flow as required under the indirect method of reporting.

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of less than 90 days to be cash equivalents.

          B.   TRADE ACCOUNTS RECEIVABLE

     Accounts Receivable-Trade is presented net of an allowance for doubtful accounts. The allowance was $522,000 and $604,000 for the period ended March 31, 1996 and December 31, 1995, respectively.

          C.    SHORT TERM BORROWINGS

      The Company maintains a short-term borrowing agreement with its primary lender. which provides the Company with an option to borrow under a line of credit or issue commercial paper up to $25.0 million. During the first quarter of 1996, the weighted average interest rate on borrowed funds was 5.7%.

PAYCO AMERICAN CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

     Total operating revenue for the period ended March 31, 1996 was $45.4 million or a 5.9% increase over the same period of the prior year. The table below, reflects a new presentation of the Company's revenue components. The most significant change is the development of a health care outsourcing division to market and deliver several accounts receivable management services to the health care industry. These services include billing, insurance follow-up and business office outsourcing. The March 31, 1995 revenue has been reclassified to conform to the new presentation.

- ----------------------------------------------------------------
For the three months ended,      March 31,          March 31,
                                   1996               1995
                                       (in thousands)
- ----------------------------------------------------------------
Revenue:
Retail Collection               $29,824            $27,784
Health Care Outsourcing           4,950              3,791
Commercial Collection             3,690              2,643
Accounts Receivable-Purchased     3,465              4,075
Billing                           2,197              2,319
Teleservicing                     1,260              2,256
- ----------------------------------------------------------------
Total Operating Revenue         $45,386            $42,868
================================================================

The increase in retail collection revenue is primarily attributable to increased collection of accounts in the student loan industry and accounts from various state governments. The Company continues to experience competitive pressure on prices. Health care outsourcing revenue increased primarily due to the Company's contract with HBO & Company which commenced September 1, 1995, to be primary subcontractor in performing business office management for Maricopa County Health Care Systems. Commercial collection revenue increased as a result of the revenue contributed by Grable, Greiner & Wolff, the commercial collection agency acquired May 1, 1995. Accounts receivable-purchased revenue and teleservicing revenue decreased in the first quarter of 1996 when compared to first quarter of 1995. The market for purchased receivables has become more competitive and the availability of portfolios which meet the Company's purchase criterion has been limited. Teleservicing revenue declined primarily because of a reduction in business in the newspaper industry.

Operating expenses increased $2.5 million or 6.2% to $42.3 million for the first quarter of 1996 compared to the first quarter of 1995. Total operating expenses of businesses acquired during 1995 accounted for $1.1 million of the overall increase between quarters. The Company's investment in WIN (World-class Integrated Network) also has contributed to the overall increase in expenses between first quarter of 1995 and first quarter of 1996. WIN is the Company's new accounts receivable management system which will replace PACS [registered trademark] (PAYCO Automated Collection System).

Salaries and benefits, the Company's most significant expense, was $26.0 million for the period ended March 31, 1996 compared to $23.8 million for the period ended March 31, 1995. The 9.4% increase in salaries and benefits was due primarily to the 1995 acquisitions of businesses, increased compensation costs as a result of larger business volume and additional costs incurred as a result of the development, installation and training required for WIN.

The Company does not provide post-retirement health or life insurance benefits or significant post-employment benefits to employees.

Telephone expense increased 7.4% between periods to $2.7 million for the three months ended March 31, 1996 compared to the same period in 1995. Telephone expense exclusive of 1995 business acquisitions increased 5.7%. Included in telephone expense are costs associated with dedicated communication datalines, local and long distance service, and depreciation and maintenance on telephone equipment. Decreased telephone usage as a result of lower telemarketing business offset by increased collection related telephone usage and increased costs for maintenance contributed to the overall increase in telephone expense.

Postage and supplies expenses were flat during the first quarter of 1996 compared to the first quarter of 1995. Exclusive of 1995 business acquisitions, postage and supplies decreased 4.2%. Efforts to more closely monitor postage and supplies expenditures has contributed to the decrease in expense between quarters.

Occupancy costs which includes leased office space, depreciation of furniture and fixtures, amortization of leasehold improvements and rental and repair of
office equipment decreased 5.1% to $2.2 million.   Occupancy costs exclusive
of acquisitions of businesses in 1995 decreased 7.8% in the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of the relocation of certain offices.

Data processing equipment costs increased 48.8% in the first quarter of 1996 when compared to the first quarter of 1995. Exclusive of 1995 business acquisitions, data processing equipment costs increased $0.8 million, or 44.9%, primarily as a result of the Company's investment in WIN. Included in the first quarter 1996 expenses are approximately $400,000 in nonrecurring costs associated with operating both the PACS and WIN system which are anticipated to be eliminated once WIN installation is completed in all the Company's collection offices. WIN will cost approximately $19-21 million when installed in all of the Company's collection offices. During the first quarter of 1996, the Edison, New Jersey, Marietta, Georgia and Brookfield, Wisconsin offices were converted to the WIN system. These conversions bring the number of offices operating on WIN to 13. Work also continues on the development of the new student loan billing system. The total cost of the student loan billing system will be approximately $4.0 million with implementation scheduled to begin in early 1997. Through March 31, 1996, total investments in the WIN and student loan systems were $13.2 million and $2.5 million, respectively.

Amortization of acquisition costs was $3.1 million for the first quarter of 1996 compared to $4.1 million for the same period in 1995. This expense category includes the amortization of non-compete agreements, debtor account inventory, goodwill and purchase accounts receivable portfolios. Amortization expense associated with purchased accounts receivable portfolios decreased by $0.9 million between quarters to $2.6 million. This decrease is due to the decrease in the volume of collections on purchased receivables.

Other operating costs increased by $379,000 or 14.4% to $3.0 million in the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of 1995 acquisitions of businesses and increased legal fees and reserves. Other operating costs includes, among other costs, business insurance, skip tracing costs and travel and entertainment costs.

Other income increased $5,000 while interest expense increased $110,000 in the first quarter of 1996 compared to the first quarter of 1995.  Other
income consists primarily of interest income.    The increase in interest
expense is due primarily to the level of short-term borrowings required as a result of the Company's investment in WIN.

The effective tax rate decreased to 43.0% for the first three months of 1996 from 44.0% for the same period in 1995. The Company's provision for income taxes changes, with the levels of pre-tax income, levels of nondeductible expenses, changes in tax law and the mix of state income tax rates.

Net income per share for the first three months of 1995 and 1996 was $0.16. Increased revenue coupled with increased operating expenses, increased costs related to borrowing and lower income taxes resulted in net income per share remaining unchanged.


 LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25.0 million short-term borrowing agreement with its primary lender. The agreement allows the Company to borrow funds under a line of credit agreement or through the issuance of commercial paper. All loans made to the Company by its lender under the line of credit are payable upon demand and are evidenced by a single promissory note. The Company is not required to maintain compensating balances, and there are no restrictive covenants under the agreement. As of March 31, 1996, the Company had $8.4 million available to borrow. Funds borrowed were used primarily to fund the Company's investment in WIN. The weighted average interest rate at March 31, 1996 was 5.7%. The total capital expenditure associated with the WIN project is estimated to be approximately $19-21 million. Plans are to complete the installation by the end of 1997. The Company also expects to invest approximately $4.0 million in order to upgrade its automated student loan system. Through March 31, 1996, total investments in the WIN and student loan systems were $13.2 million and $2.5 million, respectively. The Company considers the short-term borrowing agreement to be its primary liquidity resource.

ITEM 1.

LEGAL PROCEEDINGS

      The Company is defendant in various legal proceedings involving claims for damages which constitute ordinary routine litigation incidental to its business. In addition, the Company's wholly owned subsidiary Payco-General American Credits, Inc. is party to a lawsuit filed on July 20, 1995 in the Circuit Court of Etowah County, Alabama. The parties to the action are Jimmy Rogers and Lillian H. Rogers, individuals, and as class representatives vs. GAC, Inc. d/b/a/ and a/k/a Payco-General American Credits, Inc. a/k/a and d/b/a General American Credits, Inc. and Transamerica Lender Finance, a division of Transamerica Business Credit Corporation ("Transamerica"); MRCS, Inc., d/b/a and a/k/a Medical Retail Commercial Specialists, Inc. and Family Loan Company, Inc. The suit alleges that letters sent by MRCS and Payco-General American Credits, Inc. which were performing collection services on behalf of Transamerica, misstated the identity of the creditor, the past due status of the accounts and the amount of interest owing. The suit further alleges that consumers received harassing and threatening telephone calls stating the above false information, misrepresenting the failure to pay the entire balance would damage credit rating and asserting the lawsuits to collect the entire balance would be forthcoming. Plaintiffs demand judgment against defendants for compensatory and punitive damages in an amount deemed appropriate by a jury, plus interest and the costs of the action. On January 29, 1996, Transamerica filed a cross-claim against defendants Medical Retail Commercial Specialists, Inc. and Payco-General American Credits, Inc. The cross-claim states that all of the alleged acts were without Transamerica's knowledge and seeks judgment against MRCS and Payco-General American Credits, Inc. for any liability, loss, cost or expense Transamerica has or will incur. Payco-General American Credits, Inc. has in turn, filed a similar claim against Transamerica. The Company believes it has meritorious defenses to the complaint and cross-claim in this suit and will not suffer material loss as a result thereof.

The various lawsuits to which the Company or subsidiaries are parties are subject to many uncertainties and outcomes are not predictable with assurance. Although the monetary liability with respect to these matters cannot be ascertained, it is management's opinion that, reserves provided at period ended March 31, 1996 are adequate and any monetary liability or financial impact beyond that provided as of March 31, 1996 would not be material to the Company's financial position.




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

Date:  May 14, 1996         By:   DAVID S. PATTERSON
       ------------               ------------------
                                  David S. Patterson
                                  Principal Operating Officer

Date:  May 14, 1996         By:   JOHN P. STETZENBACH
       ------------               -------------------
                                  John P. Stetzenbach
                                  Principal Financial and Accounting
                                  Officer