Form 10-Q
period 1996-06-30
PAYCO AMERICAN CORP
filed 1996-08-14
CIK 76741

                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996, or

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
     The number of shares outstanding of each of the issuer's classes of common stock was 10,155,085 shares of common stock, par value $0.10, outstanding as at June 30, 1996.
=================================================================


CONSOLIDATED BALANCE SHEETS              PAYCO AMERICAN CORPORATION
- ------------------------------------------------------------------------------------------------------------------

                              JUNE 30,   DEC. 31,                                             JUNE 30,   DEC. 31,
                                1996       1995                                                 1996       1995
- ------------------------------------------------------------------------------------------------------------------
(in thousands of dollars except share and per share data)
ASSETS                                                    LIABILITIES & SHAREHOLDERS'
                                                          INVESTMENT

CURRENT ASSETS:                                           CURRENT LIABILITIES:

Cash and Cash Equivalents        $9,692    $7,752         Collections Due to Clients           $25,062    $20,233

Cash and Cash Equivalents                                 Accounts Payable                       5,030      5,441
 Held for Clients                25,062    20,233
                                                          Short-Term Borrowings                 18,545     13,034

                                                          Other Notes Payable                     -         1,000

                                                          Obligations under Capital
Accounts Receivable-Trade                                  Leases                                   28         60
 Net of Allowances               19,617    21,013         Accrued Liabilities-
                                                           Salaries and Benefits                 5,068      6,493
Accounts Receivable-                                       Taxes, Other Than Income              1,180      1,224
 Purchased                        8,219    11,012          Other                                 1,717      1,705

Prepaid Expenses                  1,596     1,527         Deferred Revenue                         282        118
Accrued Income Taxes                544        -
Deferred Income Taxes               972     1,087         Accrued Income Taxes                      -          49
                            ------------ ---------                                            --------- ----------
Total Current Assets             65,702    62,624         Total Current Liabilities             56,912     49,357

PROPERTY AND EQUIPMENT:                                   OTHER LONG-TERM LIABILITIES              822        834

Data Processing Equipment        52,582    45,373         LONG-TERM DEBT                           334        334
Furniture and Equipment          13,349    12,793
Leasehold Improvements            3,652     3,513         OBLIGATIONS UNDER CAPITAL
Property Held under                                       LEASES                                    -         -
Capital Leases                      581       634
                            ------------ ---------        COMMITMENTS AND
                                 70,164    62,313         CONTINGENCIES
Less Accumulated
Depreciation and                                          SHAREHOLDERS' INVESTMENT:
Amortization                     41,453    39,450         Preferred Stock,
                            ------------ ---------         No Par Value-
Net Property and Equipment       28,711    22,863          Authorized 500,000 Shares,
                                                           None Issued                              -         -
ACCOUNTS RECEIVABLE-
PURCHASED                         3,890     4,338
                                                          Common Stock,
                                                           $0.10 Par Value-Authorized
OTHER LONG-TERM                                            50,000,000 Shares, Issued
RECEIVABLES                         439       519          & Outstanding Shares, 10,155,085      1,016      1,016

NON-COMPETE COVENANTS, NET        1,027     1,151         Additional Paid-In Capital             2,020      2,020

GOODWILL, NET                    13,769    11,661         Cumulative Translation Adjustments       (24)       (24)

DEFERRED INCOME TAXES               197       238         Stock Options Issuable                   148        148

OTHER ASSETS                        142       281         Retained Earnings                     52,649     49,990
                                                                                              --------- ----------
                                                          Total Shareholders' Investment        55,809     53,150
                            ------------ ---------                                            --------- ----------
                               $113,877  $103,675                                             $113,877   $103,675
                            ============ =========                                            ========= ==========

==================================================================================================================
The accompanying notes are an integral part of these consolidated balance sheets.

                PAYCO AMERICAN CORPORATION

             CONSOLIDATED STATEMENTS OF INCOME
 (In thousands of dollars except share & per share data)
- ------------------------------------------------------------
For the three month period
ended June 30,                        1996          1995
- ------------------------------------------------------------
OPERATING REVENUE                     $43,730       $42,873

OPERATING EXPENSES:

Salaries and Benefits                  25,528        24,364

Telephone                               2,729         2,662

Postage and Supplies                    2,788         2,687

Occupancy Costs                         2,217         2,265

Data Processing Equipment               2,748         1,953

Amortization of Acquisition Costs       2,842         3,109

Other Operating Costs                   2,931         2,820
                                   -----------   -----------
Total Operating Expenses               41,783        39,860
                                   -----------   -----------
Income from Operations                  1,947         3,013

OTHER INCOME, Primarily from
 Short-Term Investments                    48            82
INTEREST EXPENSE                          247           184
                                   -----------   -----------
Income before Income Taxes              1,748         2,911

PROVISION FOR INCOME TAXES                733         1,290
                                   -----------   -----------
NET INCOME                             $1,015        $1,621
                                   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                        10,155,085    10,133,478

NET INCOME PER SHARE                    $0.10         $0.16

============================================================
The accompanying notes are an integral part of these consoldiated statements.

                  PAYCO AMERICAN CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME
  (In thousands of dollars except share & per share data)
- ------------------------------------------------------------
For the six month period
ended June 30,                        1996          1995
- ------------------------------------------------------------
OPERATING REVENUE                     $89,116       $85,741

OPERATING EXPENSES:

Salaries and Benefits                  51,552        48,159

Telephone                               5,473         5,217

Postage and Supplies                    5,349         5,269

Occupancy Costs                         4,424         4,591

Data Processing Equipment               5,424         3,752

Amortization of Acquisition Costs       5,910         7,246

Other Operating Costs                   5,951         5,458
                                   -----------   -----------
Total Operating Expenses               84,083        79,692
                                   -----------   -----------
Income from Operations                  5,033         6,049
                                   -----------   -----------
OTHER INCOME, Primarily from
 Short-Term Investments                    88           117
INTEREST EXPENSE                          488           315
                                   -----------   -----------
Income before Income Taxes              4,633         5,851

PROVISION FOR INCOME TAXES              1,974         2,592
                                   -----------   -----------
NET INCOME                             $2,659        $3,259
                                   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                        10,155,085    10,133,478

NET INCOME PER SHARE                    $0.26         $0.32

============================================================
The accompanying notes are an integral part of these consoldiated statements.

                           PAYCO AMERICAN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
- --------------------------------------------------------------------------
For the six month period
ended June 30,                                        1996        1995
- --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $2,659      $3,259

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:

Amortization of Acquisition Costs                       5,910       7,247
Depreciation and Amortization                           3,805       2,499
Benefit of Deferred Income Taxes                          156        (173)

Changes in Assets and Liabilities:
  Accounts Receivable                                   1,396      (1,462)
  Prepaid Expenses                                        (68)       (304)
  Accounts Payable                                       (410)         94
  Accrued Liabilities                                  (1,471)       (950)
  Deferred Revenue                                        164         159
  Accrued Income Taxes                                   (593)        375
                                                   ----------- -----------
Net Cash Provided by Operations                        11,548      10,744
                                                   ----------- -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Expenditures, Net of Retirements               (9,652)     (5,422)
Purchase of Accounts Receivable                        (1,754)     (2,299)
Purchase of Other Businesses                           (2,761)     (7,975)
Long-Term Notes Receivable                                 80          50
                                                   ----------- -----------
Net Cash Used In Investing Activities                 (14,087)    (15,646)
                                                   ----------- -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net Proceeds Under Line of Credit                       5,511       3,512
Net Proceeds (Payments) from Other Notes Payable       (1,000)
Payments Under Capital Lease Obligations                  (32)        (50)
Other Long-Term Debt and Other                          -           -
Proceeds from Exercise of Stock Options                                36
                                                   ----------- -----------
                                                        4,479       3,498
                                                   ----------- -----------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                     1,940      (1,404)
Cash and Cash Equivalents at
   Beginning of Period                                  7,752      10,867
                                                   ----------- -----------
Cash and Cash Equivalents at End of Period             $9,692      $9,463
                                                   =========== ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
     Income Taxes, Net of Refunds                      $2,410      $2,391
     Interest                                             508         276

==========================================================================
The accompanying notes are an integral part of these consolidated statements.

PAYCO AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED June 30, 1996


I.  ACCOUNTING POLICIES

    The information furnished in this report reflects all normal and recurring adjustments which are, in the opinion of management, necessary to form a fair statement of the results of the interim periods. This report should be read in conjunction with the 1995 Annual Report and Form 10-K.

          A.  STATEMENT OF CASH FLOWS

     The following paragraph provides additional disclosure regarding cash flow as required under the indirect method of reporting.

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of less than 90 days to be cash equivalents.

          B.   TRADE ACCOUNTS RECEIVABLE

     Accounts Receivable-Trade is presented net of an allowance for doubtful accounts. The allowance was $634,000 and $604,000 for the period ended June 30, 1996 and December 31, 1995, respectively.

            C.    SHORT-TERM BORROWINGS

      The Company maintains a short-term borrowing agreement with its primary lender which provides the Company with an option to borrow under a line of credit or issue commercial paper up to $25.0 million. During the first half of 1996, the weighted average interest rate on borrowed funds was 5.68%.

PAYCO AMERICAN CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

Total operating revenue for the six month period ended June 30, 1996 was $89.1 million or a 3.9% increase over the first half of 1995. Second quarter total operating revenue increased 2.0% in 1996 compared to second quarter of 1995. Total operating revenue exclusive of the effect of 1995 business acquisitions increased 2.6% for the first half of 1996 compared to the first half of 1995. The table below reflects the new presentation of the Company's revenue components initially reported in the first quarter of 1996. The June 30, 1995 three and six month revenue have been reclassified to conform to the new presentation.

Operating revenue for the three and six month periods ended June
30, 1996 and 1995 is summarized below.
- -----------------------------------------------------------------

                     Three Months Ended    Six Months Ended
                           June 30,             June 30,
                         1996      1995       1996     1995
                                   (in thousands)
- -----------------------------------------------------------------
Revenue:
Retail Collection        $28,295   $28,521   $58,119   $56,304
Health Care Outsourcing    5,174     3,557    10,124     7,348
Commercial Collection      3,805     3,295     7,495     5,938
Accounts Receivable-
   Purchased               3,151     3,178     6,616     7,253
Billing                    2,180     2,453     4,377     4,772
Teleservicing              1,125     1,869     2,385     4,126
- -----------------------------------------------------------------
Total Operating Revenue  $43,730    42,873   $89,116   $85,741
=================================================================

The increase in retail collection revenue for the first half of 1996 compared to the same period in 1995 is primarily attributable to increased collection of accounts in the student loan industry and accounts from various state governments. The Company continues to experience competitive pressure on prices. Revenue from the Company's contract with HBO & Company, which commenced September 1, 1995 as primary subcontractor in performing business office management for Maricopa County Health Care Systems, accounted for $2.5 million of the increase in Health Care Outsourcing revenue for the six month period ended June 30, 1996. Commercial collection revenue increased $1.6 million during the first half of 1996 compared to the first half of 1995, primarily as a result of the revenue contributed by Grable, Greiner & Wolff, the commercial collection agency acquired May 1, 1995. Accounts Receivable- purchased revenue decreased $0.6 million during the first half of 1996 primarily as a result of a reduction in purchases. The market for purchased receivables has become more competitive and the availability of portfolios which meet the Company's purchase criteria has been limited. On July 18, 1996 the Company sold to an unrelated third party, approximately one half of the book value of its portfolio for a total of $6.5 million. Billing revenue decreased $0.4 million in the first half of 1996 compared to the first half of 1995, primarily as a result of the loss of business from a client that filed bankruptcy and loss of business to clients choosing to perform billing functions inhouse rather than outsourcing the billing function. Teleservicing revenue declined $1.7 million primarily as a result of increased cost control and circulation refocusing within the newspaper industry. New strategies have been developed to reestablish a growth trend in the teleservicing area.

Operating expenses increased $4.4 million, or 5.5%, during the
first half of 1996 compared to 1995.   Total operating expenses
of businesses acquired during 1995 accounted for $1.2 million of the overall increase between years. The Company's investment in WIN (World-class Integrated Network) also had a significant impact on operating expenses. WIN is the Company's new accounts receivable management system which will replace PACS [registered trademark], (Payco Automated Collection System). During the period of development and implementation, the Company is incurring certain duplicate costs resulting from the necessary concurrent operation of PACS [registered trademark], the Company's old collection system, and WIN. Based on current analysis of the projected ongoing cost to operate only the new systems (WIN and student loan billing) in 1998, it is estimated that the 1996 second quarter and six month period ended June 30, 1996 included approximately $0.6 million and $1.1 million respectively, of nonrecurring costs. Such nonrecurring costs are anticipated to continue during the balance of 1996.

Salaries and benefits, the Company's most significant expense, was $51.6 million for the six month period ended June 30, 1996 compared to $48.2 million in 1995, or a 7.0% increase. Salaries and benefits increased $0.8 million primarily as a result of the 1995 business acquisitions. Increased contract labor costs in Health Care Outsourcing operations accounted for $1.8 million of the increase between years. Additional costs incurred as a result of the development, installation and training required for WIN also contributed to the increase.

The Company does not provide post-retirement health or life insurance benefits or significant post-employment benefits to employees.

Telephone expense increased 4.9% to $5.5 million for the six months ended June 30, 1996 compared to the same period in 1995. Telephone expense exclusive of 1995 acquisitions increased 3.6%. Included in telephone expense are costs associated with dedicated communication datalines, local and long distance service, and depreciation and maintenance on telephone equipment. Decreased telephone usage as a result of lower teleservicing business was offset by increased collection related telephone usage. Increased dataline, maintenance and depreciation costs also contributed to the overall increase in telephone expense.

Postage and supplies expense increased by 1.5%, to $5.3 million for the six month period ended June 30, 1996 as compared to the same period in 1995 primarily as a result of 1995 business acquisitions.

Occupancy costs, which includes leased office space, depreciation of furniture and fixtures, amortization of leasehold improvements and rental and repair of office equipment decreased 3.6% to $4.4
million.   Occupancy costs exclusive of 1995 acquisitions
decreased 5.5% for the first half of 1996 compared to the first half of 1995, primarily as a result of a the relocation of certain offices.

Data processing equipment costs increased $1.7 million to $5.4 million for the period ended June 30, 1996 when compared to the same period in 1995, or 44.6%. Data processing equipment costs increased $0.8 million, or 40.7%, during the second quarter of 1996 when compared to the second quarter of 1995. Exclusive of the 1995 business acquisitions, data processing equipment costs increased $1.6 million, or 42.6%, during the first half of 1996 primarily due to the Company's investment in WIN. Installation of the WIN system continued during the second quarter of 1996 with the conversion of the Dublin, Phoenix, and Tucson offices, bringing the number of offices operating on WIN to 16 as of June 30, 1996. As of June 30, 1996, approximately 58% of the Company's retail collection revenue was being collected on the WIN system. The Company will invest approximately $19-21 million for the purchase and customization of WIN hardware and software in all offices. WIN installation is expected to be completed by mid-1998. Depreciation, amortization and maintenance charges associated with the WIN hardware and software will continue to increase during the remainder of 1996 as capital investment in WIN continues. The Company also is investing approximately $4.0 million over 1995 and 1996 in its student loan billing system. The new student loan billing system is expected to begin
installation in early 1997.   As of June 30, 1996 total
investments in the WIN and student loan systems were $15.3 million and $2.6 million, respectively.

Amortization of acquisition costs was $5.9 million for the first half of 1996 compared to $7.2 million for the same period in 1995. This expense category includes the amortization of non-compete agreements, debtor account inventory, goodwill and purchased accounts receivable portfolios. Amortization expense associated with purchased accounts receivable portfolios decreased by $0.9 million between years to $5.0 million. This decrease is due to the decrease in the volume of collections on purchased receivables. On July 18, 1996 the Company sold approximately one half of the book value of its portfolio of purchased accounts receivables to an unrelated third party.

Other operating costs increased by $0.5 million, or 9.0%, to $6.0 million in the first half of 1996 compared to the first half of 1995, primarily as a result increased legal costs and reserves. Other operating costs includes, among other costs, legal, business insurance, skip tracing costs and travel and entertainment costs.

Other income decreased $29,000 while interest expense increased $173,000 in the first half of 1996 compared to the first half of 1995. Other income consists primarily of interest income. The increase in interest expense is due primarily to the level of short-term borrowing required as a result of the Company's investment in new computer systems.

The effective tax rate decreased to 42.6% for the first six months of 1996, from 44.3% for the same period in 1995. The Company's provision for income taxes changes with the levels of pre-tax income, levels of nondeductible expenses, changes in tax law and the mix of state income tax rates.

Net income per share for the first six months of 1996 was $0.26 compared to $0.32 for the same period in 1995. Net income per share for the second quarter of 1996 was $0.10 compared to $0.16 for the same period in 1995. The net income per share includes $0.036 and $0.062 for the three and six month periods ended June 30, 1996, respectively, of nonrecurring costs attributable to the need to operate both the PACS and WIN collection systems concurrently. These nonrecurring costs are expected to continue through 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25.0 million short-term borrowing agreement with its primary lender. The agreement allows the Company to borrow funds under a line of credit agreement or through the issuance of commercial paper. All loans made to the Company by its primary lender under the line of credit are payable upon demand and are evidenced by a single promissory note. The
Company is not required to maintain compensating balances, and there are no restrictive covenants under the agreement. As of June 30, 1996 the Company had $6.5 million available to borrow. Funds borrowed were used primarily to fund the Company's investment in computer systems. The weighted average interest rate at June 30,1996 was 5.68%. The total capital expenditure associated with the WIN project is estimated to be approximately $19-21 million. Plans are to complete the installation by mid-1998. The Company also expects to invest approximately $4.0 million in its new automated student loan billing system.
Through June 30, 1996 total investments in the WIN and student loan systems were $15.3 million and $2.6 million, respectively.
The Company considers the short-term borrowing agreement to be its primary liquidity resource.

As of June 30, 1996 the Company had $8.8 million in working capital, which compares to $13.3 million as of December 31, 1995. This represents a decrease of $4.5 million in working capital during the first six months of 1996. The Company has reviewed its liquidity in relation to planned capital expenditures and growth in working capital to support increased business. To the extent internal funding may not be sufficient to meet it future cash requirements, the Company plans to continue to utilize its line of credit, which it considers to be adequate to meet its needs.

ITEM 1.  LEGAL PROCEEDINGS

     The Registrant is defendant in various legal proceedings involving claims for damages which constitute ordinary routine litigation incidental to its business. In addition, the
Registrant and its wholly owned subsidiary Payco-General American Credits, Inc. is party to a lawsuit filed on July 20, 1995 in the circuit Court of Etowah County, Alabama. The parties to the action are Jimmy Rogers and Lillian H. Rogers et al, individuals, and as class representatives vs. Payco American Corporation,GAC, Inc. d/b/a, and a/k/a Payco-General American Credits, Inc. a/k/a and
d/b/a General American Credits, Inc. and Transamerica Lender Finance, a division of Transamerica Business Credit Corporation ("Transamerica"); and MRCS, Inc., d/b/a and a/k/a Medical Retail
Commercial Specialists, Inc.   The suit alleges that letters sent
by MRCS and Payco-General American Credits, Inc., which were performing collection services on behalf of Transamerica, misstated the identity of the creditor, the past due status of
the accounts and the amount of interest owing.   The suit further
alleges that consumers received harassing and threatening
telephone calls stating the above false information,
misrepresenting the failure to pay the entire balance would
damage credit ratings and asserting that lawsuits to collect the entire balance would be forthcoming. Plaintiffs demand judgment against defendants for compensatory and punitive damages in an amount deemed appropriate by a jury, plus interest and the costs of the action. On January 29, 1996 Transamerica filed a cross-claim against defendants Medical Retail Commercial Specialists,
Inc. and Payco-General American Credits, Inc.   The cross-claim
states that all of the alleged acts were without Transamerica's knowledge and seeks judgment against MRCS and Payco-General
American Credits, Inc. for any liability, loss, cost or expense Transamerica has or will incur. Payco-General American credits,
Inc. has, in turn, filed a similar claim against Transamerica.
On May 13, 1996 Transamerica entered into a settlement with the settlement class subject to court approval for a sum of $2.0 million plus $50,000 administrative fees, plus forgiveness of the debt of 1,818 debtors which Transamerica estimated at approximately $1.3 million. On August 1, 1996 the court approved the general settlement but reserved the right to approve individual settlements. Transamerica advised the court that the benefit to the class was $3.9 million which represents forgiveness of debt of $1.9 million (instead of the $1.3 million forgiveness of debt noted above.) Furthermore, on August 1, 1996 the plaintiff's motion of certification of a class of 1,818 individuals to which letters were sent by Payco-General American Credits, Inc. was conditionally granted and a motion for summary judgment against the plaintiff by Payco-General American Credits, Inc. was denied.

The Company believes it has meritorious defenses to the complaint and cross-claim in this suit and will not suffer material loss as a result thereof.

The various lawsuits to which the Registrant or subsidiaries are parties are subject to many uncertainties and outcomes are not predictable with assurance. Although the monetary liability with respect to these matters cannot be ascertained, it is management's opinion that reserves provided at the period ended June 30, 1996 are adequate and any monetary liability or financial impact beyond that provided as of June 30, 1996 would not be material to the Company's financial position.


ITEM 2.  CHANGES IN SECURITIES

         NONE

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The annual meeting of shareholders of the Registrant was held on May 7, 1996. On March 12, 1996, the record date for the meeting, the Registrant had 10,155,085 shares of common stock outstanding. A majority of the outstanding shares present in person or by proxy and entitled to vote constitutes a quorum. Once a share is present and entitled to vote at the meeting for quorum purposes, it is deemed present for quorum purposes throughout the meeting. 9,435,100 shares of common stock were present and entitled to vote at the meeting and a quorum was present. Each outstanding share entitled to vote was entitled to one vote upon each of the two matters, as discussed below, submitted to a vote at the meeting. Brokers who hold outstanding shares in street name for beneficial owners are not entitled to vote on non-routine matters, unless beneficial owners specifically instruct them how to vote the shares on such matters. Unvoted shares under such circumstances are termed "broker non-votes." Brokers who hold outstanding shares in street name for beneficial owners are entitled to vote on routine matters, unless beneficial owners specifically instruct them how to vote shares on such matters.

     There were no non-routine matters voted upon at the annual meeting.

      MATTERS VOTED UPON
      ------------------
(1) With regard to the election of one or more of the nominees for director, votes could be cast in favor or withheld. Votes withheld in connection with the election of one or more of the nominees for director were not counted as votes cast for such individuals. The following directors were elected upon the following votes:
                                      WITHHELD

                                      AUTHORITY            BROKER

                          FOR         TO VOTE  AGAINST   NON-VOTE

Patrick E. Carroll     9,268,366       N/A     166,734        N/A

Raymond J. Larkin      9,258,693       N/A     176,407        N/A

Richard G. Miles       9,257,349       N/A     177,751        N/A

Neal R. Sparby         9,267,817       N/A     167,283        N/A

(2) The proposal to appoint Arthur Andersen LLP as auditors for the Registrant's books and records for the year ending December 31, 1996 required for its passage the affirmative vote of a majority of the outstanding shares present. Abstentions had the same legal effect as a vote against the proposal. The proposal as approved by the following vote:

                                                      BROKER

                  FOR       AGAINST     ABSTAIN      NON-VOTE

              9,417,084       9,431      8,585         N/A



ITEM 5.  OTHER INFORMATION
         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NO Form 8-K was filed during the quarter ended June 30, 1996.

         A Form 8-K was however filed on July 23, 1996.

                              SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PAYCO AMERICAN CORPORATION
                                      (Registrant)

Date:  August 14, 1996         By:   DAVID S. PATTERSON
       ---------------               ------------------
                                     David S. Patterson
                                     Principal Operating Officer


Date:  August 14, 1996         By:   JOHN P. STETZENBACH
       ---------------               -------------------
                                     John P. Stetzenbach
                                     Principal Financial and
                                     Accounting Officer