Form 10-K
period 2000-12-31
OSI SUPPORT SERVICES INC; UNION CORP; OUTSOURCING SOLUTIONS INC; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC; GRABLE GREINER & WOLFF INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC
filed 2001-03-30
CIK 76741, 100817, 1027574, 1029315, 1029318, 1029319, 1029320, 1029386, 1029387, 1029389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                              ---------------------  -----------------

                    Commission file Number        333-16867
                                              -----------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

            Delaware                                     58-2197161
------------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                          63017
------------------------------------     ---------------------------------------
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class              Name of each exchange on which registered
-------------------------------        -----------------------------------------
            None                                         None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable, as the stock is not publicly traded.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of March 29, 2001, the following shares of the Registrant's common stock were issued and outstanding:

  Voting common stock                                 6,088,479.30
  Non-voting common stock                               480,321.30
                                                     -------------
                                                      6,568,800.60
                                                     =============

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Current Report on Form 8-K, filed on June 30, 2000, are incorporated into Part II. Item 9.

PART I

ITEM 1.  BUSINESS

General

     Outsourcing Solutions Inc. (the "Company" or "OSI"), a Delaware corporation, is one of the largest providers of accounts receivable management services in the United States with 2000 revenues of approximately $542.6 million. The Company believes that it differentiates itself from its competitors by providing a full range of accounts receivable management services on a national basis that provide its customers the opportunity to outsource the management of the entire credit cycle. The breadth of services the Company provides across all stages of the credit cycle allows itself to cross-sell services to existing customers as well as to expand its customer base by providing specific services to potential customers in targeted industries. These services include collection services, portfolio purchasing services and outsourcing services which accounted for approximately 65%, 16% and 19% of 2000 revenues, 69%, 16% and 15% of 1999 revenues and 70%, 17% and 13% of 1998 revenues, respectively.

o Collection services involve collecting delinquent or charged-off consumer accounts for a fixed percentage of realized collections or a fixed fee per account.

o Portfolio purchasing services involve acquiring portfolios of charged-off consumer receivables from credit grantors or other owners, servicing such portfolios and retaining all amounts collected.

o Outsourcing services include contract management of accounts receivable, billing, teleservicing and other services.

     The Company manages the marketing and execution of services within the four stages of the credit cycle. In the first stage of the credit cycle, OSI provides customers with the ability to outsource services including credit authorization, usage management and customer service. Dedicated call centers provide "first party" services for its clients performing all operations in their name. The second stage of the credit cycle is the management of pre-uncollectable, or charge-off, delinquency situations. OSI provides clients with fixed fee early-out programs based on either a letter series or calling program for accounts that are generally less than 180 days past due. In the third stage of the credit cycle, the Company offers traditional contingent collection services for delinquent and charged-off receivables. In the fourth and final stage of the credit cycle, OSI acts as a principal and purchases both new and delinquent charged-off receivables from credit grantors or other owners.

     The  accounts  receivable  management  industry is highly  fragmented.  The
Company estimates there are approximately 6,000 debt collection service companies in the United States, with the 10 largest agencies accounting for approximately 20% of industry revenues. Competition is based largely on recovery rates, industry experience and reputation and service fees. Large volume credit grantors typically employ more than one accounts receivable management company at one time, and often compare performance rates and rebalance account placements towards higher performing servicers.

     The customer base for the accounts receivable management industry is generally concentrated by credit grantors in four end-markets: banks, health care, utilities and telecommunications. Other significant sources of account placements include retail, student loan and governmental agencies. The Company believes that the ongoing consolidation in the banking, health care, utilities and telecommunication industries will benefit them by creating larger national customers seeking to place accounts with accounts receivable management companies that offer national rather than local and regional coverage. The Company's customers include a full range of local, regional and national credit grantors. The Company's largest customer accounted for no more than 8% of 2000 revenues.

     The Company was formed in 1995 to acquire Account Portfolios L.P., one of the largest purchasers and servicers of non-performing accounts receivables portfolios. Since its formation, the Company has completed seven additional acquisitions and has established itself as a leading industry consolidator. The Company has experienced significant growth in their business through internal growth and acquisitions, with its revenues increasing from $29.6 million in 1995 to $542.6 million in 2000.

Industry

     The accounts receivable management industry has experienced significant growth over the past 15 years. The rapid growth of outstanding consumer credit and the corresponding increase in delinquencies and charge-offs has resulted in credit grantors increasingly looking to third party service providers in managing the accounts receivable process. In 1998, the contingent fee collection industry, the Company's largest business service, was estimated to be a $6.5 billion market growing at approximately 8% to 10% per annum. The Company's other business services such as portfolio purchasing and outsourcing services are estimated, in the aggregate, to be an approximately $3.0 billion market. The Company believes the following are the key trends in the accounts receivable management industry:

o Increase in Consumer Debt and Delinquencies. Consumer debt, a leading indicator of current and future business for accounts receivable management companies, more than doubled in the past ten years, increasing from $3.6 trillion in 1990 to $7.5 trillion in 2000. The ratio of household debt, including mortgages, to disposable income increased almost 25% in the same period. Toward the end of 2000, 3.6% of consumer loans were delinquent. Overall, U.S. consumer debt levels are higher than ever and are expected to increase steadily in coming years.

o Increase in Commercial Debt and Delinquencies. Commercial debt has climbed to its highest level to date - $1.1 trillion in June 2000, a 42% increase over 1991 figures. As with consumer debt, commercial debt is expected to continue to rise over the next several years.

o Industry Consolidation. The American Collectors Association estimates that there are approximately 6,000 contingent fee companies in the United States participating in an industry that generated over $6.5 billion in contingent fee collection revenue in 1998. The industry has undergone significant consolidation, with the top ten contingent fee companies increasing their industry share to over 20% in 1998. Given the high number of debt collection companies in the United States, the financial and competitive constraints facing these smaller companies and the limited number of liquidity options for the owners of such businesses, the Company believes that the industry will continue to experience consolidation. Well-capitalized companies that offer national capabilities with a "full service" approach to accounts receivable management are increasingly displacing local and regional competitors.

o Customer Consolidation. The largest credit granting industries, including banking, utilities, telecommunications and health care, account for 80% of accounts placed for collection and are experiencing rapid consolidation. This consolidation has forced companies to focus on core business activities and to outsource ancillary functions, including some or all aspects of the accounts receivable management process. As a result, many regional customers are becoming national in scope and are shifting account placements to accounts receivable management companies that have the ability to service a large volume of placements on a national basis. The Company established relationships with many of the target industries' largest consolidators, thereby improving its ability to capitalize on this consolidation trend.

o Growth in Portfolio Sales. As one of the leading providers of portfolio purchasing services, we have participated in the rapid and consistent industry-wide increase in the amount of charged-off consumer receivables sold by credit grantors. Portfolio sales offer the credit grantor many benefits, including increased predictability of cash flow, reduction in monitoring and administrative expenses and reallocation of assets from non-core business functions to core business functions. It is estimated that $28.1 billion of charged-off receivables were acquired by portfolio purchasers in 1999 and more than $30.0 billion in 2000.

o Accelerated Trend toward Outsourcing. Outsourcing in the U.S. continues to grow at approximately 15% annually. In an effort to focus on core business activities and to take advantage of economies of scale, better performance and the lower cost structure offered by collection companies, many credit grantors have chosen to outsource some or all aspects of the accounts receivable management process. Instead of waiting until receivables are 180 days, in some instances 90 days, past due (or later) to turn over for credit collection, credit grantors are now involving collection companies much earlier in the process. Increasingly, credit grantors are looking to accounts receivable management providers for assistance with billing, customer service and complete call center outsourcing.

o Technological Sophistication. Leading companies in the industry are increasingly using technology to improve their collection efforts. These initiatives include investments in data warehousing, proprietary databases, computerized calling systems, debtor location databases, web-based reporting, and scoring and segmentation of receivables portfolios to identify customized treatments and maximize recoveries.

Competitive Advantages

     The Company believes that its strong market position, national presence and breadth of services distinguishes itself as a leading provider of accounts receivable management services in the United States. OSI believes its competitive advantages include:

o Benefits of Scale. The benefits of scale in the accounts receivable industry are significant on both revenues and cost. Scale makes it possible for the Company to compete for larger blocks of revenue, deliver more services over a wider geographic base, leverage its fixed costs over a broader customer base and access capital at attractive rates. As customers consolidate geographically and seek to reduce suppliers, a national presence also provides an important competitive advantage.

o "One-stop-shopping" for Receivables Management Services. OSI provides a full array of receivables management services including front-end credit service, pre charge-off delinquency management, contingent collection services and portfolio purchasing. This allows the Company to manage the entire credit cycle for its customers for all sizes of debt and across multiple industries. The Company is one of the few industry participants to provide this breadth of services on a national basis.

o Broad Customer Base. OSI provides services to some of the largest and fastest growing credit grantors in a wide range of industries. OSI's broad customer base diversifies its revenue stream and provides the Company with significant opportunities to cross-sell services. The Company also has long-standing relationships with many of its customers which provides a strong base of recurring revenues.

o Technology. The Company has made, and believes it will continue to make, significant investments in technology and know-how to enhance its competitive advantage. OSI believes that its proprietary software, including debtor-scoring models, computerized calling and debtor databases, provides them with a competitive advantage in pricing portfolios, providing outsourcing services and collecting delinquent accounts. The Company's systems interface with those of its customers to receive new account placements daily and provide frequent updates to customers on the status of collections. OSI has become increasingly integrated with its customers' systems resulting in higher switching costs for its customers.

o Customer Service. OSI's broad range of services and focused customer approach enables the Company to actively support and customize services to its customers on a cost-effective basis. This service philosophy has provided the foundation for the Company's reputation and when combined with its industry experience is critical in the clients' selection process.

Growth Strategies

     The Company's strategy focuses on expanding its business and enhancing profitability through the following initiatives:

o Cross Selling Services to Existing Customers. OSI offers its customers a wide array of services including traditional fee services, portfolio purchasing services, pre-charge-off programs, outsourcing of accounts receivable management functions and teleservicing. This range of services allows OSI to cross-sell offerings within its existing customer base and to potential customers in specifically targeted industries.

o    Expansion of Customer Base.

     o Existing Target End-Markets. Increasingly, credit grantors in the public and private sectors which have typically maintained accounts receivable departments within their organizations are turning to outside accounts receivable management companies. In addition, consolidation in the banking, retail, utilities, student loan, health care and telecommunications industries has created national customers who are outsourcing a portion or all of their accounts receivable management service needs to national providers. As OSI enhances its expertise and reputation with customers in a target end-market, the Company markets that expertise to other credit grantors in that end-market. The Company's relative size, ability to provide services in all 50 states and experience in successfully managing a high volume of placements on a national basis allows it to benefit from the consolidation of these key industries.

     o New Target Industries. OSI intends to capitalize on its expertise and reputation to penetrate new end-markets. For example, the Company plans to continue to focus on increasing its business activities with governmental agencies at the federal, state and local levels, which have begun to outsource tax, child support collection and student loan accounts receivable functions to private companies. In addition, the Company plans to focus on the commercial market segment (collection of delinquent accounts owed by businesses to other businesses) and health care segment of the industry. Traditionally, the commercial market has been underpenetrated by collection agencies given the need for tailored collection methods which differ from those used in the consumer market. In addition, significant changes and cost reductions in the health care market require specialized skills in the collection of past due accounts.

o Disciplined Acquisitions. The Company has built its position as an industry leader through strategic acquisitions of leading accounts receivable service providers. By successfully integrating these businesses, its management has demonstrated an ability to evaluate, execute and integrate acquisitions. With over 6,000 contingent fee accounts receivable collection companies in the United States, OSI plans to pursue additional acquisitions that complement its existing services or expand its customer base and is continually reviewing acquisition opportunities.

o Cost Reductions. The Company's management has adopted an aggressive approach to cost management. The Company plans to continue to focus on reducing its overall costs and improving operational efficiencies.


Acquisition and Integration History

     In September 1995, OSI was formed and acquired Atlanta-based Account Portfolios, one of the largest purchasers and servicers of non-performing accounts receivable portfolios.

     In January 1996, OSI acquired Continental Credit Services, Inc. ("Continental") and A.M. Miller Associates, two industry leaders in providing contingent fee services. Continental, which was headquartered in Seattle and operated in eight western states, provided contingent fee services to a wide range of end-markets with particular emphasis on public utilities and regional telecommunications. A.M. Miller, based in Minneapolis, provided contingent fee services to the student loan and bank credit card end markets.

     In November 1996, OSI acquired Payco American Corporation with corporate offices in Brookfield, Wisconsin. Originally founded as a contingent fee service company, Payco diversified into other outsourcing services such as student loan billing, health care accounts receivable billing and management, and contract management of accounts receivable and teleservicing.

     In October 1997, OSI acquired the assets of North Shore Agency, Inc., a fee service company headquartered in Westbury, New York. North Shore specialized in "letter series" collection services for direct marketers targeted at collecting small balance debts. The majority of North Shore's revenues were generated from traditional contingent collections utilizing letters with the remaining revenues derived from fixed fee letter services.

     In November 1997, OSI acquired the assets of Accelerated Bureau of Collections, Inc. Accelerated Bureau of Collections was a Denver-based national fee service company. It specialized in credit card collection and derived approximately 25% of its revenues from pre-charge-off programs with the remaining 75% of revenues derived from standard contingent fee collections.

     In March 1998, OSI completed the acquisition of The Union Corporation ("Union"). Union was originally a conglomerate involved in businesses ranging from electronic and industrial components to financial services. Union was a leading provider of a range of outsourcing services to both large and small clients. Union provided contingent and fixed fee collection services and other related outsourcing services. Union provided fee services through the following wholly-owned subsidiaries: Allied Bond & Collection Agency, Inc., Capital Credit Corporation, and Transworld Systems, Inc. Allied, headquartered in Trevose, Pennsylvania, provided contingent and fixed fee collection services for large clients across a broad spectrum of industries. Capital Credit, headquartered in Jacksonville, Florida also provided contingent and fixed fee collection services for large national clients primarily serving the bankcard, telecommunications, travel and entertainment, and government sectors. Transworld, headquartered in Rohnert Park, California, is one of the largest prepaid, fixed fee providers of delinquent account management services in the United States. Transworld's clients are primarily small companies with low balance delinquent accounts. Union provided related outsourcing services through its Interactive Performance, Inc. and High Performance Services, Inc. subsidiaries. Interactive Performance headquartered in North Charleston, South Carolina, provided a range of credit and receivables management outsourcing services primarily in the form of teleservicing. Interactive Performance services included inbound and outbound calling programs for credit authorization, customer service, usage management and receivable management. High Performance Services, headquartered in Jacksonville, Florida, provided services similar to Interactive Performance for clients in the financial services industry.

     In 1999, as part of a strategy to increase the efficiency of its operations by aligning the Company along business services and establishing call centers of excellence by industry specialization and in order to market its services under one OSI brand, the Company reorganized many of its acquired subsidiaries. Account Portfolios changed its name to OSI Portfolio Services, Inc. Payco American Corporation's largest debt collection subsidiary changed its name to OSI Collection Services, Inc. and Continental, A.M. Miller, Accelerated Bureau of Collections, Allied Bond & Collection Agency and Capital Credit merged into OSI Collection Services. Interactive Performance changed its name to OSI Outsourcing Services, Inc., and the Interactive Performance and High Performance Services subsidiaries merged into OSI Outsourcing Services. The Company now provides specialized services for the following industries: health care, government, education, telecommunications/utilities, commercial, financial services and bank card.


     As part of its strategy to expand its outsourcing services, in September 2000, the Company through a newly formed limited liability company, RWC Consulting Group, LLC, acquired certain assets and assumed certain liabilities of RWC Consulting Group, Inc. ("RWC"), a service company providing highly-skilled consultants to banks to assist in their back office functions. Total consideration for RWC included cash of approximately $17.0 million including transaction costs of $225,000, voting common stock worth $2.0 million (53,376.03 shares) and an 18% unsecured, subordinated note of $5.0 million (interest compounded annually and principal and interest due September 29, 2003). The cash portion of the purchase price was financed under the Company's revolving credit facility. The acquisition was accounted for under the purchase method and the excess of cost over the fair value of the net assets acquired is being amortized on a straight-line basis over 30 years. The acquisition contains a certain contingent payment obligation based on the attainment of a certain financial performance target over the next three years. The future contingent payment obligation, if any, will be accounted for as additional goodwill if the payment is deemed probable.


Recapitalization

     On December 10, 1999, pursuant to a Stock Subscription and Redemption Agreement, dated as of October 8, 1999, as amended (the "Recapitalization Agreement"), by and among Madison Dearborn Capital Partners III, L.P. (together with its affiliates, "MDP"), the Company, and certain of the Company's stockholders, optionholders and warrantholders: (i) the Company sold 5,323,561.08 shares of its common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $199.5 million; (ii) the Company sold 100,000 shares of its Senior Mandatorily Redeemable Preferred Stock to certain purchasers for an aggregate purchase price of $100 million; (iii) the Company redeemed 4,792,307.20 shares of the Company's common stock (including voting common stock, par value $.01 per share, Class A Convertible Nonvoting Common Stock, par value $.01 per share, Class B Convertible Nonvoting Common Stock, par value $.01 per share, Class C Convertible Nonvoting Common Stock, par value $.01 per share and 1,114,319.33 shares of its preferred stock, no par value) for an aggregate of $221.35 million (such transactions collectively referred to herein as the "Recapitalization"). Immediately after the Recapitalization, MDP owned approximately 70.3% of the outstanding common stock (75.9% of the outstanding voting common stock) of the Company. Prior to the Recapitalization, the Company was controlled by McCown DeLeeuw & Co., Inc., a private equity investment firm.

     In connection with the Recapitalization, all members of the Company's Board of Directors other than Timothy Beffa resigned and Paul Wood and Tim Hurd were elected to serve as directors. In addition, the stockholders and optionholders of the Company entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement provides for the election of individuals to the Board of Directors of the Company and includes restrictions on the transfer of capital stock, and the provision of registration, preemptive, tag along and drag along rights granted to the parties thereto.

     In conjunction with the Recapitalization, the Company also entered into a Credit Agreement among the Company, DLJ Capital Funding, Inc., as Syndication Agent, Harris Trust & Savings Bank, as Documentation Agent, Fleet National Bank, N.A., as Administrative Agent and other Lenders who are parties thereto (the "Credit Agreement"). The Credit Agreement provides for: (i) a $150 million Term A Loan Facility; (ii) a $250 million Term B Loan Facility; and (iii) a $75 million Revolving Loan Facility. Borrowings under the Credit Agreement were used to refinance the Company's existing credit agreement and will be used for other working capital, acquisitions and general corporate purposes.


Services and Operations

     The Company is one of the largest providers of accounts receivable management services in the United States. Through its subsidiaries, the Company offers customers collection services, portfolio purchasing services and related outsourcing services.

Collection Services

     The Company is one of the largest providers of collection services in the United States. The Company offers a full range of contingent fee (percentage of realized collections) services, including pre-charge-off programs and letter series, to most consumer credit end-markets. The Company utilizes sophisticated management information systems and vast experience with locating, contacting and effecting payment from delinquent account holders in providing its core contingent fee services. With 54 call centers in 25 states and approximately 2,500 account representatives, the Company has the ability to service a large volume of accounts with national coverage. In addition to traditional contingent fee services involving the placement of accounts, creditors have begun to demand services in which accounts are outsourced earlier in the collection cycle. The Company has responded to this trend by developing "early-out" programs, whereby the Company receives placed accounts that are often less than 180 days past due and earn a fixed fee per placed account rather than a percentage of realized collections. These programs require a greater degree of technological integration between OSI and its customers, leading to higher switching costs for the Company's customers. The Company primarily services consumer creditors, although the Company has a growing presence in the commercial collection business, offering contingent fee services to commercial creditors.

     Contingent  fee  services  are the  traditional  services  provided  in the accounts receivable management industry. Credit grantors typically place non-performing accounts after they have been deemed non-collectible, usually 90 to 180 days past due, depending on the specific credit grantor policy, agreeing to pay the servicer a commission level calculated on the amount of collections actually made. At this point, the receivables are usually still valued on the customer's balance sheet, albeit in a form at least partially reserved against for possible noncollection. Customers typically use multiple agencies on any given placement category, enabling them to benchmark each agency's performance against the other. Placement is usually for a fixed time frame, typically a year, at the end of which the agency returns the uncollected receivables to the customer, which may then place them with an alternative agency.

     The commission rate for contingent fee services is generally based on the collectability of the asset in terms of the costs which the contingent fee servicer must incur to effect repayment. The earlier the placement (i.e., the less elapsed time between the past due date of the receivable and the date on which the debt is placed with the contingent fee servicer), the higher the probability of recovering the debt and, therefore, the lower the cost to collect and the commission rate. Creditors typically assign their charged-off receivables to contingent fee servicers for a twelve month cycle, and then reassign the receivables to other servicers as the accounts become further past due. There are three main types of placements in the contingent fee business, each representing a different stage in the cycle of account collection. Primary placements are accounts, usually 90 to 270 days past due, that are being placed with agencies for the first time and usually receive the lowest commission. Secondary placements, accounts 270 to 360 days past due, have already been placed with a contingent fee servicer and usually require a process including obtaining judgments, asset searches, and other more rigorous legal remedies to obtain repayment and, therefore, receive a higher commission. Tertiary placements, accounts usually over 360 days past due, generally involve legal judgments, and a successful collection receives the highest commission.

     Once the account has been placed with OSI, the fee service process consists of (i) locating and contacting the debtor through mail, telephone, or both, and
(ii) persuading the debtor to settle his or her outstanding balance. Work standards, or the method and order in which accounts are worked by OSI, are specified by the customer, and contractually bind OSI. Some accounts may have different work standards than others based on criteria such as account age or balance. In addition, OSI must comply with the federal Fair Debt Collection Practices Act and comparable state statutes, which restrict the methods it uses to collect consumer debt.

     The Company attempts to estimate the collectability of each placement using sophisticated recovery score models that estimate both probability of payment and resulting amount of that payment. The objective is to maximize revenues and minimize expenses by matching the appropriate work effort with the expected yield of each individual account. For example, every account is different in some way much as no consumer is exactly like another. As a result, each account may require a different combination of letters and calls to attain the expected yield.


Outsourcing Services

     As the volume of consumer credit has expanded across a number of industries, credit grantors have begun demanding a wider range of outsourcing services. In response, the Company has developed a number of other accounts receivable management services. The Company leverages its call and data management technology and operational expertise by offering the following services:

o contract management, whereby the Company performs a range of accounts receivable management services at the customer's or the Company's location,

o student loan billing, whereby the Company provides billing, due diligence and customer services,

o health care accounts receivable management, whereby the Company assumes responsibility for managing third-party billing, patient pay resolution, inbound and outbound patient communication services and cash application functions, and

o    teleservicing  whereby the Company  offers  inbound  and  outbound  calling
     programs,   customer  retention  programs,  market  research  and  customer service.

     In addition, the Company offers banking and financial services transaction processing. The services provided assist the Company's clients in back office functions such as research and adjustment, reconcilement, charge-off recovery and other areas.

     In each client relationship, the cornerstone of the outsourcing strategy is to customize services to its customers on terms that will lead to substantial and increased growth rates in revenues and profit margins for the client as well as more stabilized cash flows. Customer service and billing inquiry activities are ideal candidates for outsourcing relationships for a number of reasons, including: (i) the need for technological investments in automated call management systems, (ii) activities that are labor intensive, and (iii) activity volumes that are subject to fluctuations which make it difficult to maintain stable employment levels and high utilization of the required equipment. By offering outsourcing services to a variety of clients, the Company is able to leverage its productive resources to greater efficiency levels. In addition, the Company will continue to develop its expertise in outsourcing service delivery, enhancing its creativity and effectiveness in managing various inbound programs that a captive operation does not generally have. This can translate into higher response rates and returns on investment for the client.

Portfolio Purchasing Services

     While contingent fee servicing remains the most widely used method by credit grantors in recovering non-performing accounts, portfolio purchasing has increasingly become a popular alternative. Beginning in the 1980's, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation, under government mandate, began to sell portfolios of non-performing loans. Spurred on by the success of these organizations in selling charged-off debt, other creditors likewise began to sell portfolios of non-performing debt. The Company's management estimates the total principal value of purchased portfolios at over $30 billion in 2000. The largest percentage of purchased portfolios originated from the bank card receivable and retail markets and such portfolios are typically purchased at a deep discount from the aggregate principal value of the accounts, with an inverse correlation between purchase price and age of the delinquent accounts. Once purchased, traditional collection techniques are employed to obtain payment of non-performing accounts.

     The Company offers portfolio purchasing services to a wide range of financial institutions, telecommunications and retailers. The Company purchases large and diverse portfolios of charged-off consumer receivables both on an individually negotiated basis as well as through "forward flow" agreements. Under forward flow agreements, the Company agrees, subject to due diligence, to purchase charged-off receivables on a monthly basis. Credit grantors selling portfolios to the Company realize a number of benefits including increased predictability of cash flow, reduction in monitoring and administrative expenses, and reallocation of assets from non-core business functions to core business functions.

     The Company's purchased portfolios consist primarily of consumer loans and credit card receivables, student loan receivables and health club receivables including portfolios purchased under forward flow agreements. The Company's most recent portfolio acquisitions have been primarily health club and bank card purchases. The Company continues to pursue acquisitions of portfolios in various industries for both individually negotiated and forward flow purchases.

     In 1999, the Company established its own portfolio purchasing valuation unit to complement services previously provided by an independent portfolio valuation firm.

     In order to fund an increased level of portfolio purchasing, in October 1998 the Company established a financing conduit, in association with MBIA Insurance Corporation. The conduit is expected to provide OSI with significantly increased purchasing capacity necessary to expand its portfolio purchasing activities at a lower aggregate cost of capital. The transaction structure involves off-balance sheet treatment for a significant portion of prospective portfolio purchases and the related financing, while providing a consistent servicing revenue stream. Although the Company places most of its portfolio purchases in the conduit, OSI will, when required, continue to place certain portfolio purchases on its balance sheet. The revenue from owned portfolios is derived from gross collections and offset by collection costs and portfolio amortizations. Conversely, the off-balance sheet accounting treatment for portfolios sold into the conduit creates service fee revenues which is a percentage of gross collections, offset by collection costs but with no portfolio amortization. In addition, from time to time, the Company may receive income from the conduit representing excess collections above the original cost to purchase the portfolio and related financing fees.


Financial Information about Industry and Geographic Segments

     For detailed information concerning the Company's industry and geographic segments, reference is made to Note 17 of the Financial Statements included elsewhere in this Annual Report on Form 10-K.



Sales and Marketing

     The Company has a sales force of approximately 80 sales representatives providing comprehensive geographic coverage of the United States on a local, regional and national basis, and, to a much lesser extent in, Puerto Rico, Canada and Mexico. The Company, except its Transworld Systems subsidiary, maintains a sales force and has a marketing strategy closely tailored to the credit-granting markets that it serves. The Company's primary sales and marketing objective is to expand its customer base in those customer industries in which it has a particular expertise and to target new customers in high growth end-markets. OSI emphasizes its industry experience and reputation - two key factors considered by creditors when selecting an accounts receivable service provider. The Company believes it will increasingly focus on cross-selling its full range of services to its existing customers and will use its product breadth as a key selling point in creating new business. The
Company's overall sales and marketing strategies are coordinated at its principal executive offices in Chesterfield, Missouri.

     The marketing force is responsible both for identifying and cultivating potential customers, as well as retaining or increasing market share with existing clients. The marketing force is generally organized around specific industries and is also trained to market the overall benefits of its services, providing a cross-selling function for all its business units. Compensation plans for the marketing force are incentive based, with professionals receiving a base salary and incremental compensation based on performance. The Company's Transworld Systems subsidiary has a sales force of over 800 independent contractors based in 110 offices.

Customers

     The Company's customer base includes a full range of local, regional and national credit grantors. The Company's largest customer accounted for no more than 8% of 2000 revenues.

Employees

     The Company employs approximately 7,600 people, of which 5,300 are account representatives, 80 are sales representatives and 2,220 work in corporate/supervisory and administrative functions. None of the Company's employees are unionized, and the Company believes its relations with employees are satisfactory.

     The Company is committed to providing continuous training and performance improvement plans to increase the productivity of its account representatives. Account representatives receive extensive training in a classroom environment for several days on the Company's procedures, information systems and regulations regarding contact with debtors. The training includes technical topics, such as use of on-line collection systems and computerized calling techniques, as well as instruction regarding the Company's approach to the collection process and listening, negotiation and problem-solving skills, all of which are essential to efficient and effective collections.

     Account representatives are then assigned to work groups for a training period. Initially, the trainees only screen incoming calls. This allows less experienced account representatives to communicate with debtors in a less confrontational environment than may be experienced with outgoing calls. Additionally, the trainees are assigned accounts, which based upon scoring by the Company's information systems, have a higher likelihood of collection. After the training period, the account representatives begin working accounts directly.

Competition

     The accounts receivable management industry is highly fragmented and competitive. The Company estimates there are approximately 6,000 debt collection service companies in the United States, with the 10 largest agencies accounting for approximately 20% of industry revenues. Within the collection and outsourcing services of the Company's business, large volume credit grantors typically employ more than one accounts receivable management company. Competition is based largely on recovery rates, industry experience and reputation, and service fees. Within this market, our largest competitors include Dun & Bradstreet, G.C. Services, IntelliRisk Management, NCO Group and Vengroff, Williams & Associates.

     The bidding process associated with the acquisition of purchased portfolios has become more competitive as the number of participants in this business has increased. The Company's largest competitors in this market include Asset Acceptance Corp., ASTA Funding, Arrow Financial and Calvary Investments.

Environmental, Health & Safety Matters

     Current operations of OSI and its subsidiaries do not involve activities materially affecting the environment. However, The Union Corporation, a subsidiary of the Company, is party to several pending environmental proceedings involving the United States Environmental Protection Agency, or EPA, and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Upon completion of the acquisition of Union, OSI, in consultation with both legal counsel and environmental consultants, established reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

     One group of Union's known environmental proceedings relates to Superfund or other sites where Union's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, Union's involvement is considered to be de minimus (i.e., a volumetric share of approximately 1% or less) and in each of these cases Union is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that Union's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, Union's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. Union has recorded what it believes to be a reasonable estimate of its ultimate liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one case, the Metal Bank Cottman Avenue site, the EPA issued a record of decision on February 6, 1998. According to the record of decision, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. The aggregate amount reserved by Union for this site was $18.2 million, which represented Union's best estimate of the ultimate potential legal and consulting costs for defending its legal and technical positions regarding remediation of this site and its portion of the potential remediation costs that will ultimately be incurred by it, based on current information. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

     It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. OSI periodically reviews all known environmental claims, where information is available, to provide reasonable assurance that reserves are adequate.

Governmental Regulatory Matters

     Certain of the Company's operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. It is the Company's policy to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. The Company has established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, all of the Company's account representatives receive extensive training on these policies and must pass a test on the FDCPA, and the Company's agents work in an open environment which allows managers to monitor interaction with debtors.

     From time to time, certain of the Company's subsidiaries have been subject to consent decrees with various governmental agencies, none of which currently have a material effect on the Company's financial condition, cash flows or results of operations.





ITEM 2.  PROPERTIES

     As of December 31, 2000, the Company and its subsidiaries operated 70 facilities in the U.S., all of which are leased, except for three administrative and collection offices operated by Transworld Systems, which are owned. The Company believes that such facilities are suitable and adequate for its business. The Company's facilities are strategically located across the U.S. to give effective broad geographic coverage for customers and access to a number of labor markets.


ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 2000, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business, none of which are currently expected to have a material effect on the Company's financial condition, cash flows or results of operations. In addition, one of the OSI subsidiaries, Union, is party to several pending environmental proceedings discussed elsewhere herein. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate settlement of such suits are adequate at December 31, 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     No public market currently exists for the Company's Voting common stock and Nonvoting common stock.

     As of March 29, 2001, there were approximately 40 holders of record of the Voting common stock and Nonvoting common stock.

     The Company has not declared any cash dividends on any of its common stock since the Company's formation in September 1995. The Indenture (the "Indenture"), dated as of November 6, 1996, by and among the Company, the Guarantors (as defined therein) and Wilmington Trust Company, as Trustee, with respect to the 11% Series B Senior Subordinated Notes due 2006 contains restrictions on the Company's ability to declare or pay dividends on its capital stock. Additionally, the Credit Agreement dated as of November 30, 1999 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, Harris Trust and Savings Bank, as the Documentation Agent, and Fleet National Bank, as the Administrative Agent (the "Credit Agreement") contains certain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indenture, the Credit Agreement and the
Certificate of Designation of the powers and preferences and relative participating, optional and other special rights of Class A 14% Senior Mandatorily Redeemable Preferred Stock, Series A, and Class B 14% Senior
Mandatorily Redeemable Preferred Stock, Series A, and qualifications and limitations and restrictions thereof prohibit the declaration or payment of any Common Stock dividends or the making of any distribution by the Company or any subsidiary (other than dividends or distributions payable in stock of the Company) other than dividends or distributions payable to the Company.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of OSI for, and as of, each of the fiscal years in the five year period ended December 31, 2000. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of OSI included elsewhere herein.

                                                           Year Ended December 31,
                                        -----------------------------------------------------------
                                           1996       1997          1998         1999       2000
                                           ----       ----          ----         ----       ----
                                                              ($ in thousands)
Income Statement Data:
Operating revenue.....................  $106,331    $271,683     $479,400     $504,425    $542,627
Salaries and benefits.................    46,997     133,364      230,114      244,157     264,293
Other operating expenses (a)..........    80,357     156,738      221,598      224,616     233,328
Compensation expense related to
    redemption of stock options.......         -           -            -            -         187
Change in control bonuses, stock option
    redemption and other bonuses......         -           -            -       10,487           -
Nonrecurring conversion, realignment
    and relocation expenses...........         -           -            -        5,063       2,742
Recapitalization related costs........         -           -            -        6,827           -
                                        --------    --------     --------     --------    --------
Operating income (loss)...............   (21,023)    (18,419)      27,688       13,275      42,077
Interest expense, net.................    12,131      28,791       50,627       52,265      60,934
                                        --------    --------     --------     --------    --------
Loss before taxes.....................   (33,154)    (47,210)     (22,939)     (38,990)    (18,857)
Provision for income taxes (benefit)..   (11,757)     11,127          830          759         594
Minority interest.....................         -           -          572            -           -
                                        --------    --------     --------     --------    --------
Loss before extraordinary item........  $(21,397)   $(58,337)    $(24,341)    $(39,749)    (19,451)
Extraordinary loss....................         -           -            -        4,208           -
                                        --------    --------     --------     --------    --------
Net loss..............................  $(21,397)   $(58,337)    $(24,341)    $(43,957)   $(19,451)
                                        ========    ========     ========     ========    ========

Balance Sheet Data (at end of period):
Total assets..........................  $355,207    $381,690     $618,491     $624,712    $636,854
Total debt............................   247,616     324,966      528,148      518,307     539,463
Mandatorily redeemable preferred stock         -           -            -       85,716 (c) 103,455
Stockholders equity (deficit).........    51,598      (5,478)     (30,032)     (93,948)(c)(128,755)

Other Financial Data:
Amortization of purchased portfolios..   $27,317     $52,042(d)   $50,703(e)   $38,722     $28,092
Other depreciation and amortization...    18,281      33,574       30,007       31,095      31,885
Cash capital expenditures.............     2,606       9,489       13,480       18,437      18,398
On-balance sheet portfolio purchases..    10,373(f)   46,494       43,186       23,176      12,835
Cash flows from:
    Operating activities and portfolio
        purchasing....................    (2,978)    (13,669)      12,066       (3,652)     24,792
    Investing activities..............  (186,790)    (73,005)    (184,619)     (21,549)    (36,714)
    Financing activities..............   202,796      75,394      178,150       22,446      16,136
EBITDA (b)............................    24,575      67,197      108,398       83,092     102,054
Adjusted EBITDA (b)...................    25,775      67,197      108,398      105,469     104,983


(a)Other operating expenses include telephone, postage, supplies, occupancy costs, data processing costs, depreciation, amortization and miscellaneous operating expenses.
(b)EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA reflects EBITDA as defined above adjusted for the non-recurring write-off of acquired technology in process in connection with the Payco acquisition and relocation expenses incurred by Continental of $1,000 and $200, respectively, in the year ended December 31, 1996, the change in control bonuses, stock option redemption and other bonuses; nonrecurring conversion, realignment and relocation expenses; and recapitalization related expenses of $10,487, $5,063 and $6,827, respectively, in the year ended December 31, 1999; and the compensation expense related to redemption of stock options and the nonrecurring realignment expenses of $187 and $2,742, respectively, in the year ended December 31, 2000. EBITDA and Adjusted EBITDA are presented here, as management believes they provide useful information regarding the Company's ability to service and/or incur debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as measures of a company's profitability or liquidity. EBITDA and Adjusted EBITDA may not be comparable to other companies.
(c)Due to the Recapitalization discussed elsewhere herein.
(d)In the fourth quarter of 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired and valued in conjunction with the Company's September 1995 acquisition of API. As a result of this analysis, the Company recorded $10,000 of additional amortization related to these purchased portfolios to reduce their carrying value to their estimated net realizable value. This amount includes the $10,000 of additional amortization.
(e)In the fourth quarter of 1998, the Company wrote down its investment in a limited liability corporation (the "LLC") by $3,000 resulting from an analysis of the carrying value of the purchased portfolios owned by the LLC. This amount includes the $3,000.
(f)In May 1996, a subsidiary of the Company acquired participation interests in certain loan portfolios, representing the undivided ownership interests in such portfolios which were originally sold pursuant to existing Participation Agreements ("MLQ Interests") for aggregate consideration of $14,772. This amount excludes the $14,772.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues for the year ended December 31, 2000 were $542.6 million compared to $504.4 million for the year ended December 31, 1999 - an increase of 7.6%. The revenue increase of $38.2 million was due to increased collection, outsourcing and portfolio services revenues. Revenues from collection services were $353.4 million for the year ended December 31, 2000 compared to $349.7 million in 1999 due primarily to increased government and letter series business partially offset by lower telecommunications business and the continued weakness in the bank card market. The outsourcing services revenue of $101.7 million compared favorably to $74.3 million in 1999 due to increased revenue of $21.7 million from new and existing business and $5.7 million from RWC, which was acquired in September 2000. Revenues from portfolio services increased to $87.5 million for the year ended December 31, 2000 from $80.4 million for 1999. The increased revenues were due to higher servicing fee revenues for the off-balance sheet collections of OSI Funding LLC ("FINCO"), the Company's special purpose finance company, portfolios partially offset by lower revenues from on-balance sheet portfolios resulting from the shift from on-balance sheet ownership of purchased loans and accounts receivable portfolios to off-balance sheet. During the year ended December 31, 2000, the Company recorded revenue from FINCO servicing fees of $26.8 million compared to servicing fees of $15.2 million for 1999.

     Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $437.6 million for the year ended December 31, 2000 and $398.9 million for 1999 - an increase of 9.7%. The increase in these operating expenses resulted primarily from higher collection expenses, increased collection-related expenses due to the increased revenues of collection and outsourcing services and increased collection expenses associated with the increase in collections of on and off-balance sheet purchased portfolios partially offset by lower consulting expenses. For the year ended December 31, 2000, amortization and depreciation charges of $60.0 million were lower than $69.8 million for 1999 - a decrease of 14.0%. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

     For the year ended December 31, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options.

     In  continuing  with the  strategy,  adopted  in early  1999,  to align the
Company along business services and establish call centers of excellence by industry specialization, the Company incurred nonrecurring realignment expenses of $2.7 million which includes cost for closures of certain call centers, severance associated with these office closures and certain other one-time costs. These costs were recognized as incurred in 2000. See explanation of 1999 nonrecurring conversion, realignment and relocation expenses of $5.1 million in the discussion of results of operations for year ended December 31, 1999 compared to year ended December 31, 1998.

     In connection with the Recapitalization, the Company incurred $10.5 million of additional compensation expense in 1999. This compensation expense consisted primarily of expense relating to payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with terms of their employment agreements. In addition, the Company incurred $6.8 million of Recapitalization related costs in 1999. These costs consisted primarily of professional and advisory fees, and other expenses.

     Earnings before interest expenses, taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 2000 was $102.1 million. Adding back the nonrecurring charges and the additional compensation expense, adjusted
EBITDA was $105.0 million for the year ended December 31, 2000 compared to $105.5 million after adding back the nonrecurring and Recapitalization related expenses for 1999. The decrease of $0.5 million was primarily attributable to the increased collection expenses in relation to the revenue reported from the collections of purchased portfolios partially offset by the contribution from increased collection and outsourcing services revenues and lower consulting expenses.

     While EBITDA was down slightly due to the off-balance sheet ownership of the portfolios, depreciation and amortization also declined resulting in operating income of $42.1 million. Adding back the nonrecurring charges of $2.7 million and the additional compensation expense of approximately $0.2 million, operating income was $45.0 million for the year ended December 31, 2000 compared to $35.7 million for 1999 after adding back the nonrecurring and Recapitalization related expenses.

     Net interest expense for the year ended December 31, 2000 of $60.9 million compared unfavorably to $52.3 million in 1999 due primarily to higher interest rates and higher amortization of deferred financing fees.

     The provision for income taxes of $0.6 million was provided for certain state and foreign income tax obligations. The Company generated a net operating loss for federal and certain state income tax purposes in 2000, for which a full valuation allowance was provided.

     The extraordinary loss of $4.2 million in 1999, the write-off of previously capitalized financing costs, resulted from the extinguishment of the then existing credit facility in conjunction with the establishment of a new credit facility in the fourth quarter of 1999.

     The net loss for the year ended December 31, 2000 of $19.5 million compared favorably to the net loss of $44.0 million for 1999 due primarily to the nonrecurring and Recapitalization related expenses and the extraordinary item in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 were $504.4 million compared to $479.4 million for the year ended December 31, 1998 - an increase of 5.2%. The revenue increase of $25.0 million was due primarily to increased collection and outsourcing revenues of $19.7 million and $7.3 million from the full year effect of the acquisition of Union in March 1998. Revenues from collection services were $349.7 million for the year ended December 31, 1999 compared to $334.9 million for 1998. The increase in collection services revenue was due to a 2.7% increase in existing business and $5.7 million from the Union acquisition. The outsourcing services revenue of $74.3 million compared favorably to $62.1 million for 1998 due to increased revenue from new and existing business of $10.6 million, or 17.0% and $1.6 million from the Union acquisition. Revenues from purchased portfolio services decreased 2.4% to $80.4 million for the year ended December 31, 1999 from $82.4 million in 1998. The decreased revenue was attributable to lower revenues from on-balance sheet portfolios and lower strategic sales of portfolios offset by higher servicing fee revenues for the off-balance sheet collections of portfolios which increased due to the formation of FINCO. Prior to forming FINCO in October 1998, the Company would record as revenue the total collections on purchased portfolios. Currently, for all purchased portfolios which are sold to and financed by FINCO, the Company records as revenue a servicing fee on the total collections of FINCO purchased portfolios. During the year ended December 31, 1999, the Company recorded revenue from FINCO servicing fees of $15.2 million compared to servicing fees of $0.8 million in 1998.

     Operating expenses, inclusive of salaries and benefits, service fees and operating and administrative expenses, were $398.9 million for the year ended December 31, 1999 and $371.0 million for the comparable period in 1998 - an increase of 7.5%. The increase in these operating expenses resulted primarily from the Union acquisition, higher collection-related expenses associated with the increased revenues of collection and outsourcing services, increased collection expenses associated with the increase in collections of purchased portfolios, higher infrastructure costs and increased advertising and promotional expenses and consulting expenses. For the year ended December 31, 1999, amortization and depreciation charges of $69.8 million compared to $80.7 million for 1998 - a decrease of 13.5%. The lower amortization and depreciation charges resulted primarily from lower on-balance sheet portfolio amortization offset partially by additional depreciation and amortization of goodwill related to the Union acquisition and depreciation of current year capital expenditures.

     During the fourth quarter of 1998 and the first quarter of 1999, the Company evaluated its business strategy for its operations. After the Company's formation and seven acquisitions, the Company adopted a strategy to align the Company along business services and establish call centers of excellence by industry specialization. As a result, nonrecurring conversion, realignment and relocation expenses include costs resulting from the temporary duplication of operations, closure of certain call centers along with relocation of certain employees, hiring and training of new employees, costs resulting from the conversion of multiple collection operating systems to a one industry operating system, and other one-time and redundant costs, which are not expected to recur as the realignment and integration plans are completed. These costs of $5.1 million were recognized as incurred during 1999.

     In connection with the Recapitalization, the Company incurred $10.5 million of additional compensation expense. This compensation expense consisted primarily of expense relating to payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with terms of their employment agreements.

     In addition, the Company incurred $6.8 million of Recapitalization related costs. These costs consisted primarily of professional and advisory fees, and other expenses.

     As a result of the above, the Company generated operating income of $13.3 million for the year ended December 31, 1999. Adding back the nonrecurring charges of $5.1 million, additional compensation expense of $10.5 million and Recapitalization related costs of $6.8 million, operating income was $35.7 million for 1999 compared to $27.7 million for 1998.

     Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 1999 was $83.1 million. Adding back the nonrecurring and Recapitalization related expenses, adjusted EBITDA was $105.5 million for 1999 compared to $108.4 million for the year ended December 31, 1998. The decrease was primarily attributable to the higher marketing costs associated with branding initiatives, higher infrastructure and industry focused expenses and the decreased portfolio service revenues due to the increased level of off-balance sheet ownership of portfolios.

     Net interest expense of $52.3 million for the year ended December 31, 1999 compared unfavorably to 1998 expense of $50.6 million due primarily to the additional indebtedness incurred to finance the Union acquisition.

     The provision for income taxes of $0.8 million was provided for certain state and foreign income tax obligations. The Company generated a net operating loss for federal and certain state income tax purposes in 1999, for which a full valuation allowance was provided.

     Minority interest in 1998 resulted from the Union acquisition. On January 23, 1998, the Company acquired approximately 77% of the outstanding common stock of Union through a tender offer. The acquisition of all remaining outstanding common stock of Union was completed on March 31, 1998. The Company recognized minority interest in earnings of Union during the period from January 23, 1998 to March 31, 1998.

     Due to the factors stated above, the loss before extraordinary item for the year ended December 31, 1999 of $39.7 million compared unfavorably to $24.3 million in 1998.


     The extraordinary item of $4.2 million, which related to the write-off of previously capitalized financing costs, resulted from the extinguishment of the existing credit facility in conjunction with the establishment of a new credit facility in the fourth quarter of 1999.

     Primarily as a result of the nonrecurring and Recapitalization related expenses and the extraordinary item, net loss of $44.0 million for the year ended December 31, 1999 compared unfavorably to the net loss of $24.3 million for 1998.

Liquidity and Capital Resources

     At December 31, 2000, the Company had cash and cash equivalents of $10.3 million. The Company's bank credit facility provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of December 31, 2000, the Company had outstanding $32.0 million under the revolving credit facility leaving $36.2 million, after outstanding letters of credit, available under the revolving credit facility.

     Cash and cash equivalents increased from $6.1 million at December 31, 1999 to $10.3 million at December 31, 2000 principally due to cash from operating activities and portfolio purchasing of $24.8 million and cash from financing activities of $16.1 million primarily from the increase in the revolver of $19.0 million offset by the use of cash of $36.7 million primarily for capital expenditures of $18.4 million and $16.7 million for the acquisition of certain assets of RWC. In addition to the cash consideration for RWC of $16.7 million, the purchase price included voting common stock worth $2.0 million and a $5.0 million 18% unsecured, subordinated note (interest compounded annually and principal and interest due September 29, 2003) along with a contingent payment obligation due in three years. The Company also held $22.0 million of cash for clients in restricted trust accounts at December 31, 2000.

     Cash and cash equivalents decreased from $8.8 million at December 31, 1998 to $6.1 million at December 31, 1999 principally due to the use of cash of $21.5 million for investing activities primarily for capital expenditures and the use of cash of $3.7 million for operating activities and portfolio purchasing offset by net cash from financing activities of $22.5 million, which was due to the Recapitalization of the Company on December 10, 1999. In connection with the Recapitalization, the Company entered into a new credit facility. The proceeds of the new credit facility were used to refinance the indebtedness outstanding under the then existing credit facility on the date of the Recapitalization. Further discussion of the Recapitalization is included in the Company's financial statements (Note 2) included herein. The Company also held $22.5 million of cash for clients in restricted trust accounts at December 31, 1999.

     Purchased Loans and Accounts Receivable Portfolios decreased from $39.9 million at December 31, 1999 to $24.7 million at December 31, 2000 due primarily to amortization of purchased portfolios of $28.1 million offset partially by new on-balance sheet portfolio purchases of $12.8 million. In addition, the Company purchased, and sold to FINCO, loans and accounts receivable portfolios of $86.9 million and $56.7 million during the years ended December 31, 2000 and 1999, respectively.

     The purchased loans and accounts receivable portfolios consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of purchased loans and accounts receivable portfolios at December 31, 2000 and December 31, 1999 by type of receivable is shown below:

                         December 31, 2000               December 31, 1999
                  ------------------------------   -----------------------------
                  Original Gross   Recorded Net   Original Gross   Recorded Net
                  Principal Value   Book Value    Principal Value   Book Value
                  ---------------  ------------   ---------------  ------------
                   (in millions)   in thousands)   (in millions)  (in thousands)

Consumer loans....   $4,525           $9,477          $2,958          $16,141
Student loans.....      343              653             343            1,258
Credit cards......    1,515            9,292             958           11,837
Health clubs......    1,661            5,118           1,565            9,060
Commercial........      129              150             129            1,651
                     ------          -------          ------          -------
                     $8,173          $24,690          $5,953          $39,947
                     ======          =======          ======          =======


     Net deferred tax assets were zero at December 31, 2000 and 1999 due to a valuation allowance of $95.2 million and $78.8 million, respectively. Temporary differences giving rise to deferred tax assets at December 31, 2000 and December 31, 1999 relate principally to net operating loss carryforwards and future deductible differences. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in years through 2020. At December 31, 2000, the Company has a cumulative valuation allowance of $95.2 million to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the deferred tax assets will be realized. For all federal tax years since the Company's formation in September 1995, the Company has incurred net operating losses. Since the Company has a history of generating net operating losses and is expected to continue to incur significant interest expense, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, is subject to reassessment in future years if estimates of future taxable income during the carryforward period change.

     The Company's current debt structure at December 31, 2000 consists of $429.5 million indebtedness under the bank credit facility, $100.0 million 11% Senior Subordinated Notes (the "Notes") and other indebtedness of $10.0 million. See Note 6 of the Consolidated Financial Statements of OSI included elsewhere herein for a description of the bank credit facility.

     The Notes and the bank credit facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service requirements associated with the borrowings under the facility and the Notes significantly impact the Company's liquidity requirements. Additionally, future portfolio purchases may require significant financing or investment. The Company anticipates that its operating cash flow together with availability under the bank credit facility will be sufficient to fund its anticipated future operating expenses and to meet its debt service requirements as they become due. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.

     In October of 1998, a special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement for up to $100.0 million of funding capacity for the purchase of loans and accounts receivable over its five year term. In connection with the Recapitalization, OSI Funding Corp. converted to a limited liability company and is now OSI Funding LLC, a bankruptcy remote, non-consolidated subsidiary of the Company, with OSI owning approximately 78% of the financial interest but having only approximately 29% of the voting rights. The Company believes this arrangement will provide it with expanded portfolio purchasing capability in a very opportunistic buying market.

     Capital expenditures for the year ended December 31, 2000 were $18.4 million. The Company expects to spend approximately $15.0 million on capital expenditures (exclusive of any expenditures in connection with acquisitions) in 2001. Historical expenditures have been, and future expenditures are anticipated to be primarily for replacement and/or upgrading of telecommunications and data processing equipment, leasehold improvements and continued expansion of the
Company's information services systems. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan. The Company believes that its facilities will provide sufficient capacity for increased revenues and will not require material additional capital expenditures in the next several years.

     In March 2001, in keeping with its strategy to expand its outsourcing services, the Company, through a newly formed limited liability company, Coast-to-Coast Consulting, LLC acquired certain assets and assumed certain liabilities of Coast-to-Coast Consulting, Inc. ("CCC") for cash of approximately $16.2 million. CCC provides highly skilled experts to health care clients. The services provided assist CCC's clients with on-site, back office functions such as billing, collections, cash posting, special projects and other areas.

Inflation

     The Company believes that inflation has not had a material impact on its results of operations for the years ended December 31, 2000, 1999 and 1998.

Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and subsequently amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted no later than January 1, 2001. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company's derivative instruments are interest rate swaps. The Company believes these instruments qualify for hedge accounting under SFAS No. 133 as amended by SFAS No. 138. As of January 1, 2001, based on the Company's current derivative instruments, the Company believes this statement will not have a material impact on the consolidated statement of operations and consolidated balance sheet.

In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 was issued and is effective April 1, 2001. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company is currently evaluating the impact of SFAS No. 140 on its consolidated statement of operations and consolidated balance sheet and does not expect the impact on the Company's financial condition, cash flows or results of operations to be material.

Forward-Looking Statements

     The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding anticipated changes in the accounts receivable management industry, including but not limited to debt levels, delinquencies, industry consolidation, customer consolidation and outsourcing trends, (3) statements regarding anticipated changes in the Company's opportunities in its industry, (4) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due, (5) statements regarding the Company's expected capital expenditures and facilities, (6) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (7) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from recent acquisitions by the Company not being fully realized or realized within the expected time frames, (10) costs of operational difficulties related to integrating the operations of recently acquired companies with the Company's operations being greater than expected,
(11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, and (13) factors discussed from time to time in the Company's public filings.

     These forward-looking statements speak only as of the date they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's Credit Agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures of its debt and not to trade such instruments for profit or loss.

     The Company uses interest rate swap and collared swap agreements to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates.

     The following  table  provides  information  about the Company's  financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal and cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap and collared swap agreements, the table presents notional amounts and weighted-average interest rates.






                            Interest Rate Sensitivity
                       Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate
                              (Dollars in millions)

                                                                                             Fair
                          2001     2002     2003     2004      2005   Thereafter   Total     Value
                          ----     ----     ----     ----      ----   ----------   -----    -------
Liabilities
Long-term debt
    Fixed rate              -        -        -        -        -      $100.0      $100.0    $80.0
    Average interest rate  11.0%    11.0%    11.0%    11.0%    11.0%     11.0%

    Variable rate         $10.0    $17.5    $32.5    $40.0   $187.8    $141.7      $429.5   $429.5
    Average interest rate  (1)      (1)      (1)      (1)      (1)       (1)

Interest Rate Derivative Financial Instruments Related to Debt

Interest Rate Swap
    Notional amount         -        -        -        -        -       $50.0       $50.0     $0.4(2)
    Average pay rate       (3)      (3)      (3)      (3)      (3)       (3)
    Average receive rate   11.0%    11.0%    11.0%    11.0%    11.0%     11.0%

Interest Rate Collared Swap
    Notional amount         -        -     $150.0      -        -         -        $150.0    $(3.7)(2)
    Strike cap rate         8.5%     8.5%     8.5%     -        -         -
    Strike floor rate       5.9%     5.9%     5.9%     -        -         -
    Strike swap rate        7.0%     7.0%     7.0%     -        -         -
    Forward rate           (4)      (4)      (4)       -        -         -

(1) Three-month LIBOR (6.4% at December 31, 2000) plus weighted average margin of 3.7%.
(2) Represents the fair value of the interest rate swap agreement based on the receivable (payment) to exit the agreement at December 31, 2000.
(3) One-month LIBOR (6.6% at December 31, 2000) plus margin of 3.5% (capped at 11.0% until November 2002 and 15.0% until maturity).
(4)  Three-month LIBOR.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements and Supplementary Schedule contained in Part IV hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The  information  required  by this Item 9 is  contained  in the  Company's
Current Report on Form 8-K, filed June 30, 2000, and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected annually by its shareholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of the Company are duly elected by its Board of Directors to serve until their respective successors are elected and qualified. The following table sets forth certain information with respect to the directors and executive officers of the Company.

          Name                Age                    Position or Office
---------------------         ---         -------------------------------------
Timothy G. Beffa              50          Director, President and
                                             Chief Executive Officer
William B. Hewitt             62          Director
Timothy M. Hurd               31          Director and Vice President
Scott P. Marks, Jr.           55          Director
Richard L. Thomas             70          Director
Paul R. Wood                  47          Director and Vice President
Michael A. DiMarco            43          Executive Vice President -
                                             President of Specialty Business
Bryan K. Faliero              35          Executive Vice President Operations -
                                             President of Portfolio Services
Michael B. Staed              54          Executive Vice President Sales -
                                             Chief Sales and Marketing Officer
Gary L. Weller                40          Executive Vice President and
                                             Chief Financial Officer


Timothy G. Beffa (50), President, Chief Executive Officer and Director of Outsourcing Solutions Inc. since August 1996. From August 1995 until August 1996, Mr. Beffa served as President and Chief Operating Officer of DIMAC Corporation ("DIMAC") and DIMAC DIRECT Inc. ("DDI") and a director of DDI. From 1989 until August 1995, Mr. Beffa served as a Vice President of DIMAC and as Senior Vice President and Chief Financial Officer of DDI. Prior to joining DIMAC, Mr. Beffa was Vice President of Administration and Controller for the International Division of Pet Incorporated, a food and consumer products company, where he previously had been Manager of Financial Analysis.

William B. Hewitt (62), Director of the Company since February 1998. Mr. Hewitt has served as President and Chief Executive Officer of Sirius Ventures, Inc. since February 1998. From July 1997 to January 1998, Mr. Hewitt served as President and Chief Executive Officer of Union and prior to that he served as President and Chief Operating Officer of Union since May 1995. Mr. Hewitt also served as Chairman and Chief Executive Officer of Capital Credit Corporation since September 1991, Chairman and Chief Executive Officer of Interactive Performance, Inc. since November 1995 and Chairman and Chief Executive Officer of High Performance Services, Inc. since May 1996. Capital Credit Corporation, Interactive Performance, Inc. and High Performance Services, Inc. were subsidiaries of Union. He currently serves as a director of ZIBEX, Inc.

Timothy M. Hurd (31), Director and Vice President of the Company since December 1999. Mr. Hurd is a director of Madison Dearborn Partners. Prior to joining Madison Dearborn Partners in 1995, Mr. Hurd was with Goldman Sachs & Co. from 1992 to 1994. He currently serves as a director of CapitalSource LLC, PeopleFirst.com, Pax Clearing Company and PayPal Inc.

Scott P. Marks, Jr. (55), Director of the Company since January 2000. Mr. Marks is a private investor in Chicago, IL. Mr. Marks resigned from his post as Vice Chairman and a member of the Board of Directors of First Chicago NBD Corporation in December 1997, a post he had held since December 1995. Previously he was Executive Vice President of First Chicago Corporation and managed their credit card business for approximately 10 years. Mr. Marks serves as a director of ADA Business Enterprises, the for-profit subsidiary of the American Dental Association and Clark Polk Land LLC.

Richard L. Thomas (70), Director of the Company since January 2000. Mr. Thomas has been retired since May 1996. Prior to retiring, Mr. Thomas served as Chairman of First Chicago NBD Corporation from December 1995 to May 1996. Prior to that he served as Chairman of First Chicago Corporation from December 1991 to December 1995. He currently serves as a director of Exelon, IMC Global Inc., The PMI Group Inc., The Sabre Holding Corp. and Sara Lee Corporation.

Paul R. Wood (47), Director and Vice President of the Company since December 1999. Mr. Wood is a managing director of Madison Dearborn Partners. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Wood was with First Chicago Venture Capital for nine years in various leadership positions. He currently serves as a director of Hines Horticulture, Inc., Woods Equipment Company, Inc. and Eldorado Bankshares, Inc.

Michael A. DiMarco (43), Executive Vice President - President of Specialty Business since January 2001; Executive Vice President and President Collection Services of the Company from September 1998 until December 2000. From 1991 until September 1998, Mr. DiMarco was with Paging Network, Inc., a wireless communications provider, serving in various leadership positions including Senior Vice President of Operations and Executive Vice President of Sales. Prior to that, he served in various senior leadership positions with the City of New York, Hertz Rent-A-Car, Inc., ARA Services, Inc. and National Car Rental, Inc.

Bryan K.  Faliero  (35),  Executive  Vice  President  Operations  - President of
Portfolio Services since January 2001; President Portfolio Services of the Company from October 1997 until December 2000. From June 1997 to September 1997, Mr. Faliero served as Vice President, Business Analysis for the Company. Prior to joining the Company, he was an associate with Booz Allen & Hamilton, a strategic consulting company based in Chicago, concentrating on operations strategy and network rationalization.

Michael  B.  Staed  (54),  Executive  Vice  President  Sales - Chief  Sales  and
Marketing Officer since January 2001; Senior Vice President and President Outsourcing Services of the Company from July 1999 until December 2000. From May 1998 to June 1999, Mr. Staed served as Senior Vice President Marketing, Outsourcing for the Company. Prior to joining the Company, he served as a partner in the consulting division of Ernst & Young LLP for four years focusing on the global telecommunications practice.


Gary L. Weller (40), Executive Vice President and Chief Financial Officer of the Company since July 1999. From January 1998 to June 1999, Mr. Weller served as Senior Vice President and Chief Financial Officer of Harbour Group Ltd., an investment firm based in St. Louis. From June 1993 to December 1997, he served as Executive Vice President and Chief Financial Officer of Greenfield Industries, Inc.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued for by the Company on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Officers") for the years ended December 31, 2000, 1999 and 1998.

                                                       Summary Compensation Table
                                    ----------------------------------------------------------------
                                                                         Long Term
                                                                        Compensation
                                                         Other Annual      Awards         All Other
Name and                            Salary      Bonus    Compensation   ------------    Compensation
Principal Position        Year        ($)        ($)          ($)        Options (#)       ($)(1)
------------------        -----     -------    -------   ------------   ------------    ------------
Timothy G. Beffa         2000       371,250    375,000                     30,000             3,400
President and CEO        1999       370,836    365,000                                        2,617
                         1998       350,000    405,300

Michael A. DiMarco       2000       319,370    105,000                      3,000             3,400
Executive Vice           1999       325,000    100,000     42,373(2)       50,000         1,373,017
  President - President  1998(3)    108,337    220,000     14,491(2)
  of Specialty Business

Bryan K. Faliero         2000       241,673    105,000                     31,250             3,400
Executive Vice           1999       195,206     90,000                                      480,337
  President Operations-  1998       159,373     83,800                                        4,272
  President of
  Portfolio Services

Mike B. Staed            2000       245,519     70,000                     19,663             3,400
Executive Vice           1999       228,337     70,000                     16,000           947,505
  President Sales -      1998(4)    135,289     89,600                      9,000
  Chief Sales and
  Marketing Officer

Gary L. Weller           2000       269,884    120,000
Executive Vice           1999(5)    134,512    310,000                     50,000            10,459
  President and CFO

(1) Amounts for 2000 represent the Company's portion of the 401(k) Plan contribution. In connection with the Recapitalization in 1999, Mr. DiMarco, Mr. Faliero and Mr. Staed received change in control payments of $1,356,875, $475,627 and $937,500, respectively. Remaining amounts in 1999 and 1998, if any, represent split dollar life insurance and long-term disability premiums paid by the Company along with the Company's portion of the 401(k) Plan contribution.
(2)  Payment of taxes by the Company for includable W-2 relocation expenses.
(3) 1998 compensation based on an annual salary of $325,000. Mr. DiMarco was hired in September 1998.
(4) 1998 compensation based on an annual salary of $210,000. Mr. Staed was hired in May 1998.
(5) 1999 compensation based on an annual salary of $275,000. Mr. Weller was hired in July 1999.

     The following table sets forth grants of stock options to the Named Officers during the year ended December 31, 2000.

                              OPTION GRANTS IN 2000

                                    Percent of                                     Potential Realizable Value
                     Number of         Total                                       at Assumed Annual Rates of
                    Securities        Options                                       Stock Price Appreciation
                    Underlying      Granted to     Exercise or                          for Option Term
                      Options      Employees In    Base Price       Expiration     ---------------------------
      Name          Granted (#)     Fiscal Year     ($/share)           Date          5%              10%
-----------------   -----------    ------------    -----------    -------------    --------      -------------
Timothy G. Beffa      30,000          10.1%          $37.47       June 29, 2010    $706,800       $1,791,600

Michael A. DiMarco     3,000           1.0%          $37.47       June 29, 2010     $70,680         $179,160

Bryan K. Faliero      31,250          10.5%          $37.47       June 29, 2010    $736,250       $1,866,250

Mike B. Staed         19,663           6.6%          $37.47       June 29, 2010    $463,260       $1,174,274


     During the year ended December 31, 2000, there were no stock option exercises by the Named Officers. The following table sets forth options held by the Named Officers at December 31, 2000.

                           AGGREGATED OPTION VALUES ON
                                DECEMBER 31, 2000


                           Number of Securities
                          Underlying Unexercised        Value of Unexercised
                                Options at             In-the-Money Options at
                            December 31, 2000            December 31, 2000(1)
                       ---------------------------    --------------------------
      Name             Exercisable   Unexercisable    Exercisable  Unexercisable
-----------------      -----------   -------------    -----------  -------------

Timothy G. Beffa         70,175         30,000         $1,752,270            0

Michael A. DiMarco       50,000          3,000                  0            0

Bryan K. Faliero         18,750         31,250           $233,813            0

Michael B. Staed         25,000         19,663                  0            0

Gary L. Weller           50,000              0                  0            0

(1) Based on the price per share of $37.47, the last price at which the Company sold its Voting common stock.

Employment Agreements

     OSI has entered into employment agreements with certain officers, including each of the named executive officers. The employment agreements provide for initial base salaries for Messrs. Beffa, DiMarco, Faliero, Staed and Weller of $375,000, $325,000, $210,000, $250,000 and $275,000, respectively. Base salaries are adjusted annually by the Compensation Committee of the Board of Directors. In addition, the agreements provide that Mr. Beffa is eligible for an annual bonus of up to 150% of his annual base salary and Messrs. DiMarco, Faliero, Staed and Weller are eligible for target annual bonuses of 67%, 50%, 50% and 67%, respectively.

     On December 31 of each year, the term of each employment agreement is automatically extended for an additional year unless the Company or the officer gives 30 days advance termination notice. If (i) the Company terminates the officer's employment without "cause" (as defined in the employment agreement),
(ii) the Company does not agree to extend the employment agreement upon the expiration thereof, (iii) the officer terminates his employment because the Company reduces his responsibilities or compensation in a manner which is tantamount to termination of the officer's employment, or (iv) within two years following a sale of the company (as defined in the employment agreement), the officer resigns for "good reason" (as defined in the employment agreement), the officer would be entitled to receive an amount equal to his total cash compensation (base salary plus bonus, excluding, however, any change of control bonus described below) for the preceding year and continue to receive medical and dental health benefits for one year. If the officer's employment is terminated by the Company "for cause", the officer is not be entitled to severance compensation.

     The employment agreements for Messrs. DiMarco, Faliero and Staed provide that upon consummation of a sale of the Company (as defined in the employment agreement), if the officer is employed by the Company immediately prior thereto, he will be entitled to receive a payment from the Company in the amount of 250% of his (i) then current base salary plus (ii) target annual bonus, reduced by any gain for all of the options to purchase capital stock of the Company or other equity compensation awards previously granted to the officer. Pursuant to this provision, Messrs. DiMarco, Faliero and Staed received change in control bonuses in 1999 upon consummation of the Recapitalization. The change in control bonuses paid in 1999 and any future bonuses paid pursuant to this provision of the employment agreements will be paid only if such bonus is previously approved by a vote of more than seventy-five percent (75%) of the voting power of the Company's outstanding stock immediately before any sale of the Company.

Director Compensation

     Messrs. Hewitt, Marks and Thomas receive $2,000 per regularly scheduled meeting of the Board of Directors, $1,000 per special meeting of the Board of Directors and $500 per committee meeting. Effective May 31, 2000, Messrs. Hewitt, Marks and Thomas each purchased 2,669 shares of the Company's voting common stock for fair value, $37.47 per share. In conjunction with this stock purchase, each was granted an option to purchase an additional 2,669 shares of the Company's voting common stock at an exercise price of $37.47 per share. These options time-vest over a three-year period and expire on the earlier of May 31, 2010 or the date the director ceases to be a member of the Company's Board of Directors.

     All directors receive reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Except as described above, no director of OSI receives any other compensation from OSI for performance of services as a director of OSI or a member of any committee of the Board of Directors.

Option Plans

     The Company maintains the 1995 Stock Option and Stock Award Plan ("1995 Plan") and Outsourcing Solutions Inc. 2000 Equity Incentive Plan ("2000 Plan") (collectively, the "Stock Option Plans"). The Stock Option Plans are administered by the Compensation Committee of the Board of Directors of the Company. Under the Stock Option Plans, the Compensation Committee may grant or award (i) options to purchase stock of the Company, (ii) stock appreciation rights granted in conjunction with stock options, (iii) restricted stock, or
(iv) bonuses payable in stock, to key salaried employees of the Company, including officers, independent contractors of the Company and directors of the Company. Options granted under the 1995 Plan may either be incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs ("NQSOs"), but all grants under the 1995 Plan were NQSOs. The 2000 Plan authorizes the issuance of only NQSOs.

     A total of 1,150,000 shares of common stock of the Company are reserved for issuance under the Stock Option Plans. As of March 29, 2001, options to purchase up to 705,345 shares of the Company's common stock are outstanding under the Stock Option Plans, which 399,925 shares are vested and exercisable.

Compensation Committee Interlocks and Insider Participation

     Mr. Hurd serves as a member of the Company's Compensation Committee and as a Vice President of the Company. Mr. Hurd is not, however, an employee of the Company.

Board of Directors' Report on Executive Compensation

     The Compensation Committee recommends compensation arrangements for the Company's executive officers and administers the Company's Stock Option Plans. The Company's compensation program was designed to be competitive with companies similar in structure and business to the Company.

     The Company's executive compensation program was structured to help the Company achieve its business objectives by:

o Setting levels of compensation designed to attract and retain superior executives in a highly competitive environment.

o Designing equity-related and other performance-based incentive compensation programs to align the interests of management with the ongoing interests of shareholders; and

o Providing incentive compensation that varies directly with both Company financial performance and individual contributions to that performance.


     The Company has used a combination of salary and incentive compensation, including cash bonuses and equity-based incentives to achieve its compensation goals. In accordance with the 2000 Management Incentive Plan, effective in April 2000, the Company selected executives and certain managers and other key personnel to participate in the annual bonus program. It established target awards for each participant, as a percent of his or her base salary. In addition, corporate and individual business unit objectives were established for revenue and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and corporate leverage. These financial factors, along with a component for accomplishment of individual goals, were assigned a weighting for each participant, depending on his or her position within the Company.

     In February 2001, the head of each functional unit recommended the amount of payout for individual performance based on an evaluation of each participant's performance in 2000. Recommendations for the individual performance component were reviewed and in some cases adjusted by the Chief Executive Officer. Payout for revenue, EBITDA and leverage were determined based on the Company's financial results for the year ended December 31, 2000. The total amount of bonus payouts and individual payouts for each of the Company's senior executives were presented to and approved by the Compensation Committee.

     In June 1999, the Company entered into an amended and restated employment agreement with Timothy G. Beffa to serve as President and Chief Executive Officer of OSI. Under the employment agreement, Mr. Beffa's base salary for 1999 was $375,000 and his bonus target potential was $562,500, 150% of his base salary. In March 2000, the Compensation Committee increased Mr. Beffa's base salary to $390,000 and his target potential to $585,000, 150% of base salary. These amounts were established by the Compensation Committee after consideration of compensation paid to Chief Executive Officers of comparative companies and the relationship of his compensation to that paid to other OSI senior executives. For 2000, Mr. Beffa's bonus was determined based upon the following three factors, which were weighted as indicated: the Company's performance against pre-established revenue and EBITDA goals (70%), leverage goals (15%) and Mr. Beffa's attainment of pre-established objectives, based on specific strategic initiatives to both build a suitable business infrastructure and deliver on strategic growth initiatives (15%). Based on the Company's revenue and EBITDA performance, year-end leverage and Mr. Beffa's substantial obtainment of personal objectives, Mr. Beffa's bonus for 2000 was $375,000--64.1% of his target bonus.

                             Compensation Committee
                                 Timothy M. Hurd
                                  Paul R. Wood


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 29, 2001, the authorized capital stock of the Company consists of (i) 15,000,000 shares of Voting Common Stock, par value $.01 per share, of which 6,088,479.30 are issued and outstanding, (ii) 2,000,000 shares of Non-Voting Common Stock, par value $.01 per share, of which 480,321.30 are issued and outstanding, (iii) 200,000 shares of 14% Mandatorily Redeemable Senior Preferred Stock, no par value, of which 100,000 are issued and outstanding and (iv) 50,000 shares of Junior Preferred Stock, no par value, of which 7,000 are issued and outstanding.

     The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of March 29, 2001 by
(i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting equity securities, (ii) each of the Company's directors and nominees, (iii) each of the Named Officers, and (iv) all directors and executive officers of the Company as a group.

                                                           Amount and
                                                            Nature of   Percent
                                                           Beneficial   of Class
  Title of Class      Name and Address Beneficial Owner     Ownership      (1)
--------------------  ---------------------------------   ------------  --------
Voting Common Stock   Madison Dearborn Capital Partners   4,536,367.84    74.5%
                         III, L.P.(2)
                      Madison Dearborn Special Equity     4,536,367.84    74.5%
                         III, L.P. (2)
                      Special Advisors Fund I, L.L.C.     4,536,367.84    74.5%
                         (2)
                      Timothy M. Hurd (2)                 4,536,367.84    74.5%
                      Paul R. Wood (2)                    4,536,367.84    74.5%
                      Timothy G. Beffa (3)                   96,863.02     1.5%
                      Michael A. DiMarco (3)                 57,000.00     *
                      Bryan K. Faliero (3)                   28,758.00     *
                      Michael B. Staed (3)                   30,337.60     *
                      Gary L. Weller (3)                     63,344.01     1.0%
                      All directors and executive         4,812,670.47    76.4%
                         officers as a group


Junior Preferred      Timothy G. Beffa                           81.65     1.2%
Stock                 Bryan K. Faliero                            2.48     *
                      All directors and executive                84.13     1.2%
                         officers as a group


* Represents less than one percent.

(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 4,433,913.11 shares owned by Madison Dearborn Capital Partners III, L.P., 98,452.05 shares owned by Madison Dearborn Special Equity III, L.P. and 4,002.68 shares owned by Special Advisors Fund I, L.L.C. with each entity managed by or affiliated with Madison Dearborn Partners, LLC. Messrs. Hurd and Wood are managing directors of Madison Dearborn Partners, LLC. Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, L.L.C. have pledged their shares of the Company's common stock as security under the Company's Credit Agreement. In addition, under the Stockholders Agreement, dated as of December 10, 1999, among the Company and substantially all of the Company's stockholders, Madison Dearborn Capital Partners III, L.P., as principal investor, may designate individuals to serve as directors of the Company. The Stockholders Agreement also includes restrictions on the transfer of capital stock, and provides for registration, preemptive, tag along and drag along rights granted to the parties thereto, including Madison Dearborn Capital Partners III, L.P. and certain of its affiliates. The address of all the above-mentioned entities is c/o Madison Dearborn Partners, LLC, 3 First National Plaza, Suite 3800, Chicago, IL 60602.

(3) Includes vested options to acquire the following number of shares of the Company's common stock: Mr. Beffa 70,175; Mr. DiMarco 50,000; Mr. Faliero 18,750; Mr. Staed 25,000 and Mr. Weller 50,000. The address of Messrs. Beffa, DiMarco, Staed and Weller is c/o Outsourcing Solutions Inc., 390 South Woods Mill Rd., Suite 350, Chesterfield, MO 63017. Mr. Faliero's address is c/o OSI Portfolio Services, Inc., 2425 Commerce Ave., Building 2100, Suite 100, Duluth, GA 30096.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Services Agreement

     On September 21, 1995 the Company entered into an Advisory Services Agreement (the "Advisory Services Agreement") with MDC Management Company III, L.P. ("MDC Management"), then an affiliate. Under the Advisory Services Agreement, the Company received consulting, financial, and managerial functions for a $300,000 annual fee. On December 10, 1999, in conjunction with the Recapitalization, the Advisory Services Agreement was amended and assigned to Madison Dearborn Partners, Inc. ("MDP"). As amended, the annual fee under the Advisory Services Agreement is $500,000. The Advisory Services Agreement expires September 21, 2005 and is renewable annually thereafter, unless terminated by the Company. The Company may terminate the Advisory Services Agreement at any time for cause by written notice to MDP authorized by a majority of the directors other than those who are partners, principals or employees of MDP or any of its affiliates. The Advisory Services Agreement may be amended by written agreement of MDP and the Company. The Company believes that the terms of and fees paid for the professional services rendered are at least as favorable to the Company as those which could be negotiated with a third party. In 2000, the Company expensed $500,000 under the Advisory Services Agreement for MDP's professional services.

Consulting Agreements

     On January 26, 1998, the Company entered into a one-year Consulting Agreement with William B. Hewitt, a director of the Company. Under the original Consulting Agreement, Mr. Hewitt provided consulting assistance with the growing outsourcing services of the Company at 80% of normal working hours. In addition, Mr. Hewitt received options to purchase 10,000 shares of common stock of the Company, which options in accordance with their terms became vested and exercisable upon consummation of the Recapitalization. On January 25, 1999, the Consulting Agreement was extended through March 31, 1999 and at the same time the Consulting Agreement was renewed for the period April 1, 1999 through March 31, 2000, with the consulting services reduced to a maximum of 50 days (approximately 20% of normal working hours). Beginning April 1, 2000, Mr. Hewitt agreed to perform consulting services as mutually agreed from time to time. For the year ended December 31, 2000, the Company paid Mr. Hewitt $80,000 for consulting services.


Indebtedness of Management

     During 2000, the Company issued 26,688.02, 10,008 and 13,344.01 shares of its voting common stock at fair value to Messrs. Beffa, Faliero and Weller, respectively in exchange for cash and interest bearing notes secured by the shares along with certain personal assets. At December 31, 2000, the outstanding indebtedness under the notes for Messrs. Beffa, Faliero and Weller was approximately $1,030,000, $375,000 and $412,000, respectively, which includes the outstanding principal balance and interest. The interest rate on Mr. Beffa's and Mr. Weller's note is 6.71% per annum and on Mr. Faliero's note, the interest rate is 6.01% per annum.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See index on page 42 for a listing of consolidated financial statements filed with this report.

    2.   Financial Statement Schedule

         See index on page 42 for a listing of consolidated financial statements schedule required to be filed by Item 8 of this Form 10-K.

    3.   Exhibits


Exhibit No.

  2.1 Stock Subscription and Redemption Agreement by and among Madison Dearborn Capital Partners III, L.P., the Company and certain stockholders, optionholders and warrantholders of the Company, dated as of October 8, 1999, as amended (incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on December 23, 1999).

  2.2 Assignment and Stock Purchase Agreement dated as of December 10, 1999 by and among Outsourcing Solutions Inc., Madison Dearborn Capital Partners III, L.P., and certain other parties thereto (incorporated herein by reference to Exhibit 2.5 of the Company's Form 10-K for the period ended December 31, 1999).

  2.3 Purchase Agreement dated as of December 10, 1999, by and among Outsourcing Solutions Inc. and certain other parties thereto (incorporated herein by reference to Exhibit 2.6 of the Company's Form 10-K for the period ended December 31, 1999).

  2.4 Junior Preferred Stock Purchase Agreement, dated as of December 10, 1999, by and among Outsourcing Solutions Inc. and certain other parties thereto (incorporated herein by reference to Exhibit 2.7 of the Company's Form 10-K for the period ended December 31, 1999).

  2.5 Consent Solicitation Statement, dated November 9, 1999, relating to the Company's 11% Senior Subordinated Notes due November 1, 2006 (incorporated herein by reference to Exhibit 2.8 of the Company's Form 10-K for the period ended December 31, 1999).

  2.6 Asset Purchase Agreement dated September 26, 2000 by and among Outsourcing Solutions Inc., RWC Consulting Group, LLC, RWC Consulting Group, Inc., and Robert W. Curtis, Jr. (incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q for the period ended September 30, 2000).

  3.1 Fourth Amended and Restated Certificate of Incorporation of the Company, as of December 3, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31,
         1999).

  3.2    By-laws of the Company.

  4.1 Indenture dated as of November 6, 1996 by and among the Company, the Guarantors and Wilmington Trust Company (the "Indenture") (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).


  4.2 Specimen Certificate of 11% Senior Subordinated Note due 2006 (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

  4.3 Specimen Certificate of 11% Series B Senior Subordinated Note due 2006 (the "New Notes") (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

  4.4 Form of Guarantee of securities issued pursuant to the Indenture (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

  4.5 First Supplemental Indenture dated as of March 31, 1998 by and among the Company, the Additional Guarantors and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.5 of the Company's Form 10-K for the year ended December 31, 1998).

  4.6 Second Supplemental Indenture dated as of July 16, 2000 by and among the Company, the Additional Guarantors and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended September 30, 2000).

  4.7 Third Supplemental Indenture dated as of September 29, 2000 by and among the Company, the Additional Guarantors and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-Q for the period ended September 30, 2000).

  4.8 Release of Subsidiary Guarantee of OSI Education Services, Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the period ended September 30, 2000).

  10.1 Stockholders Agreement dated as of December 10, 1999 by and among the Company and various stockholders of the Company (incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K filed on December 23, 1999).

  10.2 Advisory Services Agreement dated September 21, 1995 between the Company and Madison Dearborn Partners, Inc., as assignee from MDC Management Company III, L.P. as amended by Assignment Agreement dated as of December 10, 1999 by and between Madison Dearborn Partners, Inc., the Company and MDC Management Company III, L.P. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the period ended December 31, 1999).

  10.3 Registration Rights Agreement dated December 10, 1999, by and among Outsourcing Solutions Inc., Madison Dearborn Partners III, L.P. and certain other parties thereto (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the period ended December 31, 1999).

  10.4 Registration Rights Agreement dated December 10, 1999, by and among the Company and certain other parties thereto (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K for the period ended December 31, 1999).

  10.5 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Timothy G. Beffa (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the period ended December 31, 1999).

  10.6 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Michael A. DiMarco (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the period ended December 31, 1999).

  10.7 Employment Agreement dated as of June 4, 1999 between the Company and Bryan K. Faliero (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the period ended December 31, 1999).

  10.8 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Michael B. Staed (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the period ended December 31, 1999).

  10.9 Employment Agreement dated July 5, 1999 between the Company and Gary L. Weller (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the period ended December 31, 1999).

  10.10 Consulting Agreement dated as of February 6, 1998 between the Company and William B. Hewitt as amended January 25, 1999 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1998).

  10.11 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

  10.12 First Amendment to 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1997).

  10.13 Form of Non-Qualified Stock Option Award Agreement [B], as amended (incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the period ended December 31, 1999).

  10.14 Form of Non-Qualified Stock Option Award Agreement [C], as amended (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-K for the period ended December 31, 1999).

  10.15 Form of Non-Qualified Stock Option Award Agreement [E] (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-K for the period ended December 31, 1999).

  10.16  Outsourcing Solutions Inc. 2000 Equity Incentive Plan.

  10.17 Form of Non-Qualified Stock Purchase and Option Award Agreement [F] (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the period ended June 30, 2000).

  10.18 Form of Director Stock Purchase and Option Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the period ended June 30, 2000).

  10.19 Management Stock Purchase Agreement, Non-Recourse Secured Promissory Note and Management Stock Pledge Agreement dated as of April 19, 2000 between the Company and Timothy Beffa (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended June 30, 2000).

  10.20 Management Stock Purchase Agreement, Promissory Note and Management Stock Pledge Agreement dated as of April 19, 2000 between the Company and Gary Weller (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended June 30, 2000).

  10.21 Management Stock Purchase Agreement, Promissory Note and Management Stock Pledge Agreement dated as of November 1, 2000 between the Company and Bryan Faliero.

  10.22  2000 Management Incentive Plan.

  10.23  Outsourcing Solutions Inc. Deferred Compensation Plan.

  10.24 Earn-out Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security Systems, Inc., and DMM Consultants (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31,1997).

  10.25 Credit Agreement dated as of November 30, 1999 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended December 31, 1999).

  16 Letter from Deloitte & Touche LLP dated June 29, 2000 (incorporated herein by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K filed on June 30, 2000).

  21     Subsidiaries of registrant.



(b) Reports on Form 8-K

There were no reports on Form 8-K for the three-month period ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OUTSOURCING SOLUTIONS INC.


                                   /s/Timothy G. Beffa
                                   ------------------------------------
                                   Timothy G. Beffa
                                   President and Chief Executive Officer


                                   /s/Gary L. Weller
                                   ------------------------------------
                                   Gary L. Weller
                                   Executive Vice President and
                                   Chief Financial Officer

DATE:  March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date


/s/Timothy G. Beffa           President and Chief Executive      March 22, 2001
------------------------       Officer, Director
Timothy G. Beffa


/s/William B. Hewitt          Director                           March 21, 2001
------------------------
William B. Hewitt


/s/Timothy M. Hurd            Director and Vice President        March 19, 2001
------------------------
Timothy M. Hurd


/s/Scott P. Marks, Jr.        Director                           March 21, 2001
------------------------
Scott P. Marks, Jr.


/s/Richard L. Thomas          Director                           March 19, 2001
------------------------
Richard L. Thomas


/s/Paul R. Wood               Director and Vice President        March 28, 2001
------------------------
Paul R. Wood

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                            Page

Consolidated Financial Statements

Outsourcing Solutions Inc. and Subsidiaries
    Reports of Independent Accountants...............................        F-1
    Consolidated Balance Sheets at December 31, 2000 and 1999........        F-3
    Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998.............................        F-4
    Consolidated Statements of Stockholders' Deficit for the years
        ended December 31, 2000, 1999 and 1998.......................        F-5
    Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998.............................        F-6
    Notes to Consolidated Financial Statements.......................        F-8



Consolidated Financial Statement Schedule

Report of Independent Accountants....................................       F-27
Schedule II - Valuation and Qualifying Accounts and Reserves.........       F-28

                       Report of Independent Accountants



To the Stockholders of Outsourcing Solutions Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Outsourcing Solutions Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 37 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 were audited by other independent accountants whose report dated March 28, 2000 expressed an unqualified opinion on those statements.





/s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP



St. Louis, Missouri
March 2, 2001

REPORT OF INDEPENDENT ACCOUNTANTS
To the Stockholders of Outsourcing Solutions Inc.:

We have  audited the  accompanying  consolidated  balance  sheet of  Outsourcing
Solutions Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.





/s/ Deloitte & Touche LLP
-----------------------
Deloitte & Touche LLP



St. Louis, Missouri
March 28, 2000

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                              2000       1999
                                                              ----       ----
ASSETS

Cash and cash equivalents                                   $ 10,273   $  6,059

Cash and cash equivalents held for clients                    21,970     22,521

Accounts receivable - trade, less allowance for
  doubtful receivables of $447 and $529                       62,876     52,082

Purchased loans and accounts receivable portfolios            24,690     39,947

Property and equipment, net                                   46,601     43,647

Intangible assets, net                                       417,084    410,471

Deferred financing costs, less accumulated
  amortization of $4,538 and $248                             22,934     27,224

Other assets                                                  30,426     22,761
                                                            --------   --------

             TOTAL                                          $636,854   $624,712
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                    $ 14,446   $  6,801

Collections due to clients                                    21,970     22,521

Accrued salaries, wages and benefits                          15,195     17,009

Debt                                                         539,463    518,307

Other liabilities                                             71,080     68,306

Commitments and contingencies (Notes 2, 7 and 13)                  -          -

Mandatorily redeemable preferred stock; redemption
  amount $123,115 and $107,877                               103,455     85,716

Stockholders deficit:
  Voting common stock; $.01 par value; authorized
    15,000,000 shares, 9,166,728.37 and
    9,054,638.11 shares, respectively, issued                     92         90
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                         5          5
  Paid-in capital                                            200,537    196,339
  Accumulated deficit                                       (192,715)  (155,525)
                                                            --------   --------
                                                               7,919     40,909
  Notes receivable from management for shares sold            (1,817)         -
  Common stock in treasury, at cost; 3,078,249.07 shares    (134,857)  (134,857)
                                                            --------   --------
        Total stockholders' deficit                         (128,755)   (93,948)
                                                            --------   --------

               TOTAL                                        $636,854   $624,712
                                                            ========   ========










                  See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)
--------------------------------------------------------------------------------

                                                     2000      1999       1998
                                                     ----      ----       ----

REVENUES                                           $542,627  $504,425  $479,400

EXPENSES:
  Salaries and benefits                             264,293   244,157   230,114
  Service fees and other operating
    and administrative expenses                     173,351   154,799   140,888
  Amortization of purchased loans
    and accounts receivable portfolios               28,092    38,722    50,703
  Amortization of goodwill and other intangibles     16,082    16,229    15,725
  Depreciation expense                               15,803    14,866    14,282
  Compensation expense related to redemption of
    stock options                                       187         -         -
  Nonrecurring conversion, realignment and
    relocation expenses                               2,742     5,063         -
  Change in control bonuses, stock option
    redemption and other bonuses                          -    10,487         -
  Recapitalization related costs                          -     6,827         -
                                                   --------  --------  --------
           Total expenses                           500,550   491,150   451,712
                                                   --------  --------  --------

OPERATING INCOME                                     42,077    13,275    27,688

INTEREST EXPENSE - Net                               60,934    52,265    50,627
                                                   --------  --------  --------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST
AND EXTRAORDINARY ITEM                              (18,857)  (38,990)  (22,939)

PROVISION FOR INCOME TAXES                              594       759       830

MINORITY INTEREST                                         -         -       572
                                                   --------  --------  --------

LOSS BEFORE EXTRAORDINARY ITEM                      (19,451)  (39,749)  (24,341)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT              -     4,208         -
                                                   --------  --------  --------

NET LOSS                                            (19,451)  (43,957)  (24,341)

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
ACCRETION OF SENIOR PREFERRED STOCK                  17,739     2,358       681
                                                   --------  --------  --------

NET LOSS TO COMMON STOCKHOLDERS                    $(37,190) $(46,315) $(25,022)
                                                   ========  ========  ========




                    See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands, except share and per share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                             Non-voting           Common Stock
                             Cumulative  ------------------------------
                             Redeemable                      Non-voting
                             Preferred                        Classes     Paid-in   Accumulated    Notes     Treasury
                               Stock     Voting  Non-voting    A,B&C      Capital     Deficit    Receivable    Stock     Total
                             ----------  ------  ----------  ----------   -------   -----------  ----------  --------   -------
BALANCE, JANUARY 1, 1998      $11,699     $ 35     $  -        $  18     $ 66,958   $ (84,188)    $    -    $       -  $  (5,478)

Payment of preferred stock
  dividends through issuance
  of 37,435.47 shares of
  preferred stock and recorded
  preferred stock dividend
  requirements of $1 per share    468        -        -            -            -        (681)          -           -       (213)

Net loss                            -        -        -            -            -     (24,341)          -           -    (24,341)
                              -------     ----     ----        -----     --------   ---------     -------   ---------  ---------
BALANCE, DECEMBER 31, 1998     12,167       35        -           18       66,958    (109,210)          -           -    (30,032)

Payment of preferred stock
  dividends through issuance
  of 140,997.01 shares of
  preferred stock and recorded
  preferred stock dividend
  requirements of $1 per share  1,762        -        -            -            -      (1,276)          -           -        486

Issuance of 186,791.67 common
  shares in exchange for MDP's
  investment in FINCO               -        2        -            -        6,998           -           -           -      7,000

Issuance of 5,273,037.98
  voting and 480,321.30
  non-voting common shares          -       52        5            -      215,546           -           -           -    215,603

Repurchase of common stock and
  redemption of preferred,
  non-voting common, stock
  options and warrants        (13,929)       1        -          (18)     (93,163)          -           -    (115,391)  (222,500)

Recapitalization fees and
  expenses                          -        -        -            -            -           -           -     (19,466)   (19,466)

Accrued dividends on mandatorily
  redeemable preferred stock        -        -        -            -            -        (877)          -           -       (877)

Accretion of mandatorily
  redeemable preferred stock        -        -        -            -            -        (205)          -           -       (205)

Net loss                            -        -        -            -            -     (43,957)          -           -    (43,957)
                              -------     ----     ----        -----     --------   ---------     -------   ---------  ---------
BALANCE, DECEMBER 31, 1999          -       90        5            -      196,339    (155,525)          -    (134,857)   (93,948)

Issuance of 62,050.23
  voting common shares              -        1        -            -        2,324           -           -           -      2,325

Issuance of 50,040.03 voting
  common shares in exchange
  for cash and notes receivable     -        1        -            -        1,874           -      (1,774)          -        101

Accrued interest on
  notes receivable                  -        -        -            -            -           -         (43)          -        (43)

Accrued dividends on
  mandatorily redeemable
  preferred stock                   -        -        -            -            -     (15,238)          -           -    (15,238)

Accretion of mandatorily
  redeemable preferred stock        -        -        -            -            -      (2,501)          -           -     (2,501)

Net loss                            -        -        -            -            -     (19,451)          -           -    (19,451)
                              -------     ----     ----        -----     --------   ---------     -------   ---------  ---------
BALANCE, DECEMBER 31, 2000    $     -     $ 92     $  5        $   -     $200,537   $(192,715)    $(1,817)  $(134,857) $(128,755)
                              =======     ====     ====        =====     ========   =========     =======   =========  =========

                                                    See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)
--------------------------------------------------------------------------------

                                                     2000      1999      1998
                                                     ----      ----      ----

OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                         $(19,451) $(43,957) $(24,341)
  Adjustments to reconcile net loss to net cash
    from operating activities and portfolio
    purchasing:
      Depreciation and amortization                  36,300    34,477    32,833
      Amortization of purchased loans and
        accounts receivable portfolios               28,092    38,722    50,703
      Extraordinary loss on extinguishment
        of debt                                           -     4,208         -
      Compensation expense related to redemption
        of stock options and repriced options             -     4,635         -
      Deferred taxes                                      -         -       380
      Minority interest                                   -         -       572
      Change in assets and liabilities:
        Purchases of loans and accounts
          receivable portfolios                     (12,835)  (23,176)  (43,186)
        Other assets                                (15,334)  (13,245)    2,894
        Accounts payable and other liabilities        8,020    (5,316)   (7,789)
                                                   --------  --------  --------
      Net cash from operating activities and
        portfolio purchasing                         24,792    (3,652)   12,066
                                                   --------  --------  --------

INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired   (18,316)     (877) (168,900)
  Investment in FINCO                                     -    (2,500)   (2,500)
  Acquisition of property and equipment             (18,398)  (18,437)  (13,480)
  Purchases of loans and accounts receivable
    portfolios for resale to FINCO                  (86,910)  (56,664)   (9,134)
  Sales of loans and accounts receivable
    portfolios to FINCO                              86,910    56,664     9,134
  Other                                                   -       265       261
                                                   --------  --------  --------
      Net cash from investing activities            (36,714)  (21,549) (184,619)
                                                   --------  --------  --------

FINANCING ACTIVITIES:
  Proceeds from term loans                              150   400,000   225,000
  Borrowings under revolving credit agreement       341,950   289,700   230,000
  Repayments under revolving credit agreement      (322,950) (302,200) (236,350)
  Repayments of debt                                 (3,315) (397,448)  (36,618)
  Deferred financing fees                              (125)  (21,242)   (3,882)
  Proceeds from issuance of preferred and
    common stock                                        426   300,237         -
  Repurchase of preferred stock, common stock
    and warrants                                          -  (223,208)        -
  Redemption of stock options                             -    (3,927)        -
  Recapitalization fees                                   -   (19,466)        -
                                                   --------  --------  --------
      Net cash from financing activities             16,136    22,446   178,150
                                                   --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    4,214    (2,755)    5,597

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          6,059     8,814     3,217
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR             $ 10,273  $  6,059  $  8,814
                                                   ========  ========  ========



                                   (Continued)

                 See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)
--------------------------------------------------------------------------------

                                                     2000      1999      1998
                                                     ----      ----      ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest               $ 49,151  $ 51,232  $ 43,923
                                                   ========  ========  ========

  Net cash paid (received) during year for taxes   $      2  $    306  $(10,995)
                                                   ========  ========  ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Investment in FINCO through exchange of
    common stock with MDP                          $      -  $  7,000  $      -
                                                   ========  ========  ========

  Accrued dividends on mandatorily redeemable
    preferred stock                                $ 15,238  $    877  $      -
                                                   ========  ========  ========
  Accretion of mandatorily redeemable
    preferred stock                                $  2,501  $    205  $      -
                                                   ========  ========  ========

  Notes receivable for common stock                $  1,774  $      -  $      -
                                                   ========  ========  ========

  Capital lease obligations incurred for the
    purchase of new equipment                      $    320  $      -  $      -
                                                   ========  ========  ========

  Issuance of voting common stock in partial
    payment of asset acquisition                   $  2,000  $      -  $      -
                                                   ========  ========  ========

  Notes payable in partial payment of asset
    acquisition                                    $  5,000  $      -  $      -
                                                   ========  ========  ========





























                            See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation Policy - The consolidated financial statements include the accounts of Outsourcing Solutions Inc. ("OSI") and all of its
     majority-owned subsidiaries (collectively, the "Company"). Ownership in entities of less than 50% are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. Cash and cash equivalents held for clients consist of certain restricted accounts which are used to maintain cash collected and held on behalf of the Company's clients.

     Purchased Loans and Accounts Receivable Portfolios - Purchased loans and accounts receivable portfolios ("Receivables") acquired in the normal course of business are recorded at cost. The Company periodically reviews all Receivables to assess recoverability. Impairments are recognized in operations if the expected aggregate discounted future net operating cash flows derived from the portfolios are less than the aggregate carrying value (see Note 15).

     The Company amortizes on an individual portfolio basis the cost of the Receivables based on the ratio of current collections for a portfolio to current and anticipated future collections including any terminal value for that portfolio. Such portfolio cost is amortized over the expected collection period as collections are received which, depending on the individual portfolio, generally ranges from 3 to 5 years.

     Revenue Recognition - Collections on Receivables owned are generally recorded as revenue when received. Proceeds from strategic sales of Receivables owned are generally recognized as revenue when received. Revenue from collections and outsourcing services is recorded as such services are provided. Certain collection services are provided on a contingent fee basis. For these services, revenue is recognized when cash is collected. Deferred revenue in the accompanying balance sheet primarily relates to certain prepaid letter services which are generally recognized as earned as services are provided.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method based on the estimated useful lives (3 years to 30 years) of the related assets. Leasehold improvements are amortized over the term of the related lease.

     Intangible Assets - The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over 20 to 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired in connection with certain business combinations and non-compete agreements. These assets are short-lived and are being amortized over the assets' periods of recoverability, which are estimated to be 1 to 3 years. The Company annually reviews goodwill and other intangibles to assess recoverability. Impairments will be recognized in operations if the expected future operating cash flows (undiscounted and without interest charges) derived from such intangible assets are less than its carrying value.

     Deferred Financing Costs - Deferred financing costs are being amortized over the terms of the related debt agreements.

     Income Taxes - The Company accounts for income taxes using an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for expected future tax consequences of events that have been recognized in the consolidated financial statements. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized.

     Environmental Costs - All of the Company's environmental proceedings relate to discontinued operations of former divisions or subsidiaries of The Union Corporation (See Note 2). Costs incurred to investigate and remediate contaminated sites are charged against the environmental reserves established in conjunction with the Union acquisition.

     Stock-Based Compensation - The Company accounts for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires that companies using the intrinsic value method make pro forma disclosures of net income as if the fair value-based method of accounting had been applied. See Note 12 for the fair value disclosures required under SFAS No. 123.

     Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Company's consolidated financial statements for each of the three years in the period ended December 31, 2000. Comprehensive loss for each of the three years in the period ended December 31, 2000 was equal to the Company's net loss.

     Accounting For Transfers of Financial Assets - SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Commencing in the fourth quarter of 1998, the Company began selling, concurrent with its purchase, certain Receivables to a special-purpose entity, OSI Funding LLC ("FINCO") (see Note 18). SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, is effective April 1, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its consolidated statement of operations and consolidated balance sheet and does not expect the impact on the Company's financial condition, cash flows or results of operations to be material.

     Segment Information - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and also established standards for related disclosures about products and services, geographic areas and major customers. Management has considered the requirements of SFAS No. 131 and, as discussed in Note 17, believes the Company operates in one business segment.

     New Derivatives and Hedging Accounting Standard - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and subsequently amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted no later than January 1, 2001. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company's derivative instruments are interest rate swaps as further discussed in Note 6. The Company believes these instruments qualify for hedge accounting under SFAS No. 133 as amended by SFAS No. 138. As of January 1, 2001, based on the Company's current derivative instruments, the Company believes that this statement will not have a material impact on the consolidated statement of operations and consolidated balance sheet.

     Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use - Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use, provides guidelines for capitalization of developmental costs of proprietary software and purchased software for internal use. The adoption of SOP No. 98-1 in fiscal 1999 did not have a material impact on the consolidated statement of operations and consolidated balance sheet.

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share - SFAS No. 128, Earnings per Share, is applicable to companies who have publicly traded equity securities. As such, SFAS No. 128 is not currently applicable to the Company and, accordingly, earnings per share is not presented.


2.   ORGANIZATION, ACQUISITIONS & RECAPITALIZATION

     OSI was formed on September 21, 1995 to build, through a combination of acquisitions and sustained internal growth, one of the leading providers of accounts receivable management services. In 1999, the Company reorganized many of its acquired subsidiaries. Account Portfolios, Inc. ("API") changed its name to OSI Portfolio Services, Inc. Payco American Corporation's ("Payco") largest debt collection subsidiary changed its name to OSI
     Collection Services, Inc. and Continental Credit Services, Inc. ("Continental"), A.M. Miller & Associates ("AMM"), Accelerated Bureau of Collections, Inc. ("ABC"), and former subsidiaries of The Union Corporation ("Union"), Allied Bond & Collection Agency and Capital Credit, merged into OSI Collection Services. Former Union subsidiary, Interactive Performance, changed its name to OSI Outsourcing Services, Inc. and the Interactive Performance and High Performance services subsidiaries merged into OSI Outsourcing Services. The Company purchases and collects portfolios of charged-off loans and accounts receivable for the Company's own account, services accounts receivable placements on a contingent and fixed fee basis and provides contract management of accounts receivable. The Company's customers are mainly in the educational, utilities, telecommunications, retail, healthcare and financial services industries. The markets for the Company's services currently are the United States, Puerto Rico, Canada and Mexico.

     In October and November 1997, the Company acquired the assets of North Shore Agency, Inc. ("NSA"), a fee service company specializing in letter series collection services, and ABC, a fee service company specializing in credit card collections, for total cash consideration of approximately $53,800 including transaction costs of $1,173 and common stock of $1,000. One of the acquisitions contains certain contingent payment obligations, $4,110 through December 31, 2000, based on the attainment by the newly formed subsidiary of certain financial performance targets with final payment due April 2001. Future contingent payment obligations will be accounted for as additional goodwill as the payments are made.

     In January 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of Union's common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company. The aggregate cash purchase price of the Union acquisition was approximately $220,000 including transaction costs of $10,900 and assumed liabilities. The Company financed the acquisition primarily with funds provided by an amended credit agreement. Union, through certain of its subsidiaries, furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The Company allocated the total purchase price to the fair value of the net assets acquired resulting in goodwill of approximately $219,000.

     The above acquisitions were accounted for as purchases. The excess of cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over 20 to 30 years. Results of operations for the acquired businesses were included in the consolidated financial statements from their respective acquisition dates.

     On December 10, 1999, the Company consummated a transaction with Madison Dearborn Capital Partners III, L.P. ("MDP") and certain of the Company's stockholders, optionholders and warrantholders pursuant to which MDP acquired 75.9% of OSI's common stock, most of the then outstanding capital stock of OSI was redeemed, the Company refinanced its credit facility and issued $107,000 of preferred stock (the "Recapitalization"). Total value of the Company based on the Recapitalization was approximately $790,000.

     The Recapitalization had no impact on the historical basis of the Company's assets and liabilities.

     In accordance with the terms of the Recapitalization, the holders of approximately 85.6% of shares of the Company's common stock outstanding immediately prior to the Recapitalization received $37.47 in cash in exchange for each of these shares. In addition, the holders of the Company's preferred stock, non-voting common stock, warrants and exercised stock options, which pursuant to the Recapitalization all outstanding options became vested, received $37.47 in cash in exchange for each of these instruments. Immediately following the Recapitalization, continuing shareholders (14.4% before the Recapitalization) owned approximately 8.5% of the outstanding shares of the Company's common stock.

     In connection with the Recapitalization, the Company entered into a new credit facility providing for term loans of $400,000 and revolving loans of up to $75,000 (see Note 6). The proceeds of the initial borrowings under the new credit facility and the issuance of approximately $300,000 of the Company's preferred and common stock have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants exercised or canceled, as applicable, in connection with the Recapitalization, to repay the Company's existing credit facility and to pay expenses incurred in connection with the Recapitalization.

     During 1999, the Company recorded $57,880 in fees and expenses associated with the Recapitalization. The total fees and expenses consist of: (i) fees and expenses related to the debt and equity transactions, including bank commitment fees and underwriting commissions; (ii) professional and advisory fees and expenses; (iii) compensation expense relating to the payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with the terms of their respective employment agreements; and (iv) other miscellaneous fees and expenses. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Compensation expense was charged directly to expense. Other transaction fees were allocated between debt and equity based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity, compensation expense and Recapitalization related costs is as follows:
                                        Compensation  Recapitalization
                        Debt   Equity     Expense      Related Costs     Total
                        ----   ------   ------------  ----------------  -------
     Direct costs     $20,205  $18,571    $10,487          $6,827       $56,090
     Allocated costs      895      895          -               -         1,790
                      -------  -------    -------          ------       -------

     Total            $21,100  $19,466    $10,487          $6,827       $57,880
                      =======  =======    =======          ======       =======

     On September 29, 2000, the Company through a newly formed limited liability company, RWC Consulting Group, LLC, acquired certain assets and assumed certain liabilities of RWC Consulting Group, Inc. ("RWC"), a service company providing highly-skilled consultants to banks to assist in their back office functions. Total consideration for RWC included cash of approximately $16,968 including transaction costs of $225, voting common stock worth $2,000 (53,376.03 shares) and an 18% unsecured, subordinated note of $5,000 (interest compounded annually and principal and interest due September 29, 2003). The cash portion of the purchase price was financed under the Company's revolving credit facility. The acquisition was accounted for under the purchase method and the excess of cost over the fair value of the net assets acquired is being amortized on a straight-line basis over 30 years. The acquisition contains a certain contingent payment obligation based on the attainment of a certain financial performance target over the next three years. The future contingent payment obligation, if any, will be accounted for as additional goodwill if the payment is deemed probable.

     The unaudited pro forma consolidated financial data presented below provides pro forma effects of the Recapitalization, the debt extinguishment, and the RWC acquisition as if such transactions had occurred as of the beginning of each period presented. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the Recapitalization, the debt extinguishment and the acquisition been consummated as of the beginning of each period presented, nor does the data give effect to any transactions other than the Recapitalization, the debt extinguishment and the acquisition.

                                                         Pro Forma
                                                    --------------------
                                                      2000         1999

          Net revenues                              $556,964     $514,016
                                                    ========     ========

          Net loss                                  $(14,864)    $(25,661)
                                                    ========     ========


3.   PROPERTY AND EQUIPMENT

     Property and equipment, which is recorded at cost, consists of the following at December 31:
                                                             2000         1999
                                                             ----         ----
       Land                                                $ 2,109      $ 2,109
       Buildings                                             1,917        1,912
       Furniture and fixtures                               10,603        7,964
       Machinery and equipment                               4,176        3,016
       Telephone equipment                                  13,066        9,826
       Leasehold improvements                                9,056        5,590
       Computer hardware and software                       57,710       53,843
                                                           -------      -------
                                                            98,637       84,260
       Less accumulated depreciation                       (52,036)     (40,613)
                                                           -------      -------

                                                           $46,601      $43,647
                                                           =======      =======

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                            2000         1999
                                                            ----         ----
       Goodwill                                           $471,302     $448,651
       Other (fully amortized in 2000)                           -       34,053
                                                          --------     --------
                                                           471,302      482,704
       Less accumulated amortization                       (54,218)     (72,233)
                                                          --------     --------

                                                          $417,084     $410,471
                                                          ========     ========

5.   OTHER ASSETS

     Other assets consist of the following at December 31:
                                                             2000         1999
                                                             ----         ----
       Investment in FINCO                                 $12,000      $12,000
       Servicing asset                                       5,612        1,300
       Prepaid postage                                       5,200        3,326
       Other                                                 7,614        6,135
                                                           -------      -------
                                                           $30,426      $22,761
                                                           =======      =======

6.   DEBT

     Debt consists of the following at December 31:
                                                             2000         1999
                                                             ----         ----
       Term Loan Facility                                  $397,500     $400,000
       Revolving Credit Facility                             32,000       13,000
       11% Series B Senior Subordinated Notes               100,000      100,000
       18% Note payable to stockholder (See Note 2)           5,000            -
       9% Note payable to stockholder (See Note 2)            4,429        4,429
       Other (including capital leases)                         534          878
                                                           --------     --------
                 Total debt                                $539,463     $518,307
                                                           ========     ========

     On April 28, 1997, the Company registered $100,000 of 11% Series B Senior Subordinated Notes (the "Notes") which mature on November 1, 2006, with the SEC to exchange for the then existing unregistered $100,000 of 11% Senior Subordinated Notes (the "Private Placement"). The exchange offer was completed by May 29, 1997. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company presently outstanding and incurred in the future. The Notes contain certain restrictive covenants the more significant of which are limitations on asset sales, additional indebtedness, mergers and certain restricted payments, including dividends.

     In connection with the Recapitalization, the Company entered into a new credit facility providing up to $475,000 of senior bank financing ("Credit Facility"). The proceeds of the Credit Facility were used to refinance $439,602 of indebtedness outstanding on the date of the Recapitalization which resulted in an extraordinary loss of $4,208 from the write-off of previously capitalized deferred financing fees. No income tax benefit was recorded with respect to this write-off. In addition, the Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any.

     The Credit Facility consists of a $400,000 term loan facility and a $75,000 revolving credit facility (the "Revolving Facility"). The term loan facility consists of a term loan of $150,000 ("Term Loan A") and a term loan of $250,000 ("Term Loan B"), which mature on December 10, 2005 and June 10, 2006, respectively. The Company is required to make quarterly principal repayments on each term loan beginning January 15, 2000 for Term Loan B and January 15, 2001 for Term Loan A. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 2.25% or (b) at the reserve adjusted Eurodollar rate plus 3.25%. Term Loan B bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 3.0% or (b) at the reserve adjusted Eurodollar rate plus 4.0%. Interest rates for Term Loan A and Term Loan B were 10.05% and 10.80%, respectively, at December 31, 2000.

     The Revolving Facility has a term of six years and is fully revolving until December 10, 2005. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 2.25% or (b) at the reserve adjusted Eurodollar rate plus 3.25%. The interest rate was 10.04% at December 31, 2000. Also, outstanding under the Revolving Facility are letters of credit of $6,834 expiring within a year.

     At December 31, 2000, the Company had interest rate collared swap agreements with several financial institutions for interest rate protection in the nominal amount of $150,000 and an interest rate swap agreement on $50,000 nominal amount of its Notes. Under the interest rate collared swap agreements, the Company pays floating three-month LIBOR between 5.90% and 8.50% in addition to the applicable margin as set forth in the Credit Facility. In the event, however, the three-month LIBOR falls below 5.90%, the Company would be required to pay 7.0% plus the applicable margin, until such time the three-month LIBOR rises above 5.90% at which time the rate returns to a variable rate. Under the interest rate swap agreement, the Company pays floating one-month LIBOR plus 3.51%, capped at 11.0% until November 2002 and 15.0% thereafter. The financial institution has the right to call the interest rate swap agreement, at its discretion, after November 2001.

     The one-month LIBOR rate (Eurodollar rate) at December 31, 2000 and 1999 was 6.6% and 5.8%, respectively. The three-month LIBOR rate (Eurodollar rate) at December 31, 2000 and 1999 was 6.4% and 6.0%, respectively.

     The Credit Facility is guaranteed by substantially all of the Company's present domestic subsidiaries and is secured by substantially all of the stock of the Company's present domestic subsidiaries, by substantially all of the Company's domestic property assets and by certain shares of the Company's Voting common stock. The Credit Facility contains certain covenants the more significant of which limit dividends, asset sales, acquisitions and additional indebtedness, as well as requires the Company to satisfy certain financial performance ratios.

     The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's current domestic subsidiaries and any additional domestic subsidiaries formed by the Company that become guarantors under the Credit Facility (the "Restricted Subsidiaries").

     The Restricted Subsidiaries are wholly-owned by the Company and constitute all of the direct and indirect subsidiaries of the Company except for certain subsidiaries that are individually, and in the aggregate inconsequential. The Company is a holding company with no separate operations, although it incurs some expenses. The Company has no significant assets or liabilities other than the common stock of its subsidiaries, debt, related deferred financing costs and accrued expenses. The aggregate assets, liabilities, results of operations and stockholders' equity of the Restricted Subsidiaries are substantially equivalent to those of the Company on a consolidated basis and the separate financial statements of each of the Restricted Subsidiaries are not presented because management has determined that they would not be material to investors.

     Summarized combined financial information of the Restricted Subsidiaries is shown below:
                                                            2000          1999
                                                            ----          ----
            Total assets                                  $595,750      $584,184
                                                          ========      ========
            Total liabilities                             $162,493      $123,551
                                                          ========      ========
            Operating revenue                             $534,193      $504,425
                                                          ========      ========
            Income from operations                         $50,635       $42,669
                                                           =======      ========
            Net income                                     $14,434       $11,861
                                                           =======       =======

     Maturities of debt and capital leases at December 31, 2000 are as follows:

                                                                        Capital
                                                             Debt       Leases
                                                             ----       -------
      2001                                                 $ 14,526     $   215
      2002                                                   17,500         152
      2003                                                   37,500         117
      2004                                                   40,000           -
      2005                                                  187,750           -
      Thereafter                                            241,750           -
                                                           --------     -------
      Total Payments                                       $539,026         484
                                                           ========
      Less amounts representing interest                                     47
                                                                        -------
      Present value of minimum lease payments                           $   437
                                                                        =======


7.  OTHER LIABILITIES

    Other liabilities consist of the following at December 31:

                                                             2000         1999
                                                             ----         ----
       Accrued acquisition related office closure costs,
          over-market leases and other costs                $ 5,665      $ 7,402
       Accrued interest                                      11,854        4,494
       Deferred revenue                                      10,424       10,242
       Environmental reserves                                21,078       22,218
       Other                                                 22,059       23,950
                                                            -------      -------
                                                            $71,080      $68,306
                                                            =======      =======

     The environmental reserves, on an undiscounted basis, at December 31, 2000 and 1999 are for environmental proceedings as a result of the Union acquisition. The Company is party to several pending environmental proceedings involving the Environmental Protection Agency and comparable state environmental agencies. All of these matters related to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Management, in consultation with both legal counsel and environmental consultants, has established the aforementioned liabilities that it believes are adequate for the ultimate resolution of these environmental proceedings. However, the Company may be exposed to additional substantial liability for these proceedings as additional information becomes available over the long-term.


8.   MANDATORILY REDEEMABLE PREFERRED STOCK

     Mandatorily redeemable preferred stock consists of the following at December 31:
                                         14% Senior
                                         Mandatorily
                                         Redeemable        Junior
                                          Preferred       Preferred
                                            Stock           Stock        Total
                                         -----------      ---------     --------

     Balance at December 31, 1998          $     -         $    -       $      -

     Issuance of stock                      77,634          7,000         84,634
     Accrued dividends                         856             21            877
     Accretion of preferred stock              205              -            205
                                           -------         ------       --------

     Balance at December 31, 1999           78,695          7,021         85,716

     Accrued dividends                      14,887            351         15,238
     Accretion of preferred stock            2,501              -          2,501
                                           -------         ------       --------

     Balance at December 31, 2000          $96,083         $7,372       $103,455
                                           =======         ======       ========

     On December 10, 1999, in connection with the Recapitalization, the Board of Directors authorized 50,000 shares of Class A 14% Senior Mandatorily Redeemable Preferred Stock, no par value and 150,000 shares of Class B 14% Senior Mandatorily Redeemable Preferred Stock, no par value. Furthermore, the Company issued 25,000 shares of Class A 14% Senior Mandatorily redeemable Preferred Stock, ("Class A"), Series A, no par value and 75,000 shares of Class B 14% Senior Mandatorily Redeemable Preferred Stock, ("Class B"), Series A, no par value; collectively referred to as Senior Preferred Stock; along with 596,913.07 shares of the Company's common stock, valued at $37.47 per share, for $100,000. The Company may issue up to one additional series of each Class A and Class B solely to the existing holders in exchange for shares of Class A, Series A or Class B, Series A. The liquidation value of each share of Senior Preferred Stock is $1,000 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 14% of the liquidation value and are payable quarterly. The Company may, at its option and upon written notice to preferred shareholders, redeem all or any portion of the outstanding Senior Preferred Stock on a pro-rata basis at the redemption prices in cash at a stated percentage of the liquidation value plus cash equal to all accrued and unpaid dividends. The redemption prices for Class A are 110%, 114%, 107%, 103.5% and 100% of the liquidation value for the period December 15, 1999 through June 15, 2001, June 16, 2001 through December 14, 2003, December 15, 2003 through December 14, 2004, December 15, 2004 through December 14, 2005 and December 15, 2005 and thereafter, respectively. The redemption price for Class B is 100% of the liquidation value. However, on December 10, 2007, the Company must redeem all of the shares of the Senior Preferred Stock then outstanding at a redemption price equal to 100% of the liquidation value per share plus accrued and unpaid dividends. Pursuant to the Company's financing arrangements, the payment of dividends and/or the repurchase of shares of Senior Preferred Stock is allowed as long as no default on the financing arrangements shall have occurred. The 14% Senior Mandatorily Redeemable Preferred Stock was recorded at $77,634 to take into account common stock issued in conjunction with the sale of the Senior Preferred Stock and will accrete to $100,000 by December 10, 2007 using the interest rate method.

     On December 10, 1999, in connection with the Recapitalization, the Company authorized 50,000 shares and issued 7,000 shares of Junior Preferred Stock ("Junior Preferred Shares"). The liquidation value of each Junior Preferred Share is $1,000 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 5% of the liquidation value until December 10, 2003 and then at an annual rate of 8% thereafter and are payable annually; however the dividend rate will increase to 20% upon consummation of certain events. The Company will pay dividends in the form of additional Junior Preferred Shares. The Company may, at its sole option and upon written notice, redeem, subject to limitations, all or any portion of the outstanding Junior Preferred Shares for $1,000 per share plus cash equal to all accrued and unpaid dividends, through the redemption date, whether or not such dividends have been authorized or declared. However, on January 10, 2008, the Company must redeem all of the shares of the Junior Preferred Stock then outstanding at a redemption price equal to $1,000 per share plus accrued and unpaid dividends as long as all of the shares of the Senior Preferred Stock have been redeemed. Upon consummation of a primary public offering having an aggregate offering value of at least $50,000, each holder of Junior Pre-ferred Shares shall have the right to convert all, but not less than all, into shares of voting common stock based upon the public offering price.


9.   STOCKHOLDERS' EQUITY AND WARRANTS

     Each share of Non-voting common stock is convertible at the shareholders option into an equal number of shares of Voting common stock subject to the requirements set forth in the Company's Certificate of Incorporation.

     In connection with the Recapitalization, all warrants (46,088.67) then outstanding were exchanged for cash with each holder receiving cash for the differential between $37.47 per share and their exercise price of $12.50. Consequently, there are no warrants outstanding at December 31, 2000 and 1999.

     In 2000, the Company issued 50,040.03 shares of its voting common stock at prices approximating fair value to certain members of senior management in exchange for cash and interest bearing notes secured by the shares along with certain personal assets of the members of senior management. The outstanding principal balances plus accrued interest of these notes amounted to $1,817 at December 31, 2000 and are classified as a reduction of stockholders' deficit.


10.  INCOME TAXES

     Major components of the Company's income tax provision are as follows:

                                                    2000       1999        1998
                                                    ----       ----        ----
     Current:
         Federal                                   $    -     $    -      $    -
         State                                        400        550         450
         Foreign                                      194        209           -
                                                   ------     ------      ------
             Total current                            594        759         450
                                                   ------     ------      ------
     Deferred:
         Federal                                        -          -           -
         State                                          -          -         380
         Foreign                                        -          -           -
                                                   ------     ------      ------
             Total deferred                             -          -         380
                                                   ------     ------      ------

             Provision for income taxes            $  594     $  759      $  830
                                                   ======     ======      ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred income taxes result primarily from net operating loss carryforward, differences in loans and accounts receivable purchased, amortization methods on other intangible assets and depreciation methods on fixed assets.

     Net deferred tax assets consist of the following at December 31:

                                                              2000        1999
                                                              ----        ----
      Deferred tax assets:
         Net operating loss carryforwards                   $66,210     $52,302
         Accrued liabilities                                 15,894      16,812
         Loans and accounts receivable                       (1,176)      1,382
         Property and equipment                                 392       1,028
         Intangible assets                                    1,236       3,824
         Tax credit carryforwards                            11,221       3,418
         Other                                                1,402           -
                                                            -------     -------
      Total deferred tax assets                              95,179      78,766
      Less valuation allowance                              (95,179)    (78,766)
                                                            -------     -------

      Net deferred tax assets                               $     -     $     -
                                                            =======     =======

     The valuation allowance was $95,179 and $78,766 at December 31, 2000 and 1999, respectively. The Company has determined the valuation allowance based upon the weight of available evidence regarding future taxable income consistent with the principles of SFAS No. 109, Accounting for Income Taxes. The $13,567 increase in the valuation allowance during 1999 was the result of net changes in temporary differences, and an increase in the net operating loss and tax credit carryforwards. The valuation allowance also includes amounts related to previous acquisitions from years before 2000. Future realization of these deferred tax assets would result in the reduction of goodwill recorded in connection with the acquisitions.

     The Company has federal net operating loss carryforwards of $154,951 as of December 31, 2000 available to offset future taxable income of the consolidated group of corporations. Since the Recapitalization transaction on December 10, 1999 constituted a change of ownership, tax law imposes a limitation on the future use of the Company's net operating loss carryforwards generated through the date of the change in ownership. The annual limit is equal to the long-term tax-exempt bond rate times the fair imputed value of the Company's stock immediately before the change in ownership. In addition, the Company acquired a net operating loss carryforward of $3,800 with the acquisition of Union that is subject to special tax law restrictions that limit its potential benefit. These loss carryforwards expire between 2010 and 2020.

     The Company also has available federal tax credit carryforwards of approximately $888 which expire between 2003 and 2013 and federal minimum tax credit carryforwards of approximately $759 which may be carried forward indefinitely. The Company has various state tax credit carryforwards of approximately $9,574 with various expiration dates primarily from South Carolina, Alabama, Georgia and Pennsylvania for new job creation and new capital investment.

     Since the Company has a history of generating net operating losses, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, is subject to reassessment in future years if estimates of future taxable income during the carryforward period change.

     A reconciliation of the Company's reported income tax provision to the U.S. federal statutory rate is as follows:
                                                  2000        1999        1998
                                                  ----        ----        ----

     Federal tax benefits at statutory rate     $(6,411)   $(13,257)    $(7,994)

     State income taxes (net of federal tax
       benefits)                                (12,321)       (874)         18

     Nondeductible amortization                   3,546       3,753       3,414

     Other                                         (827)      2,371         249

     Foreign                                        194           -           -

     Deferred tax valuation allowance            16,413       8,766       5,143
                                                -------    --------     -------

     Provision for income taxes                 $   594    $    759     $   830
                                                =======    ========     =======



11.  RELATED PARTY TRANSACTIONS

     In connection with the agreements executed in connection with the Recapitalization discussed in Note 2, the Company paid transaction costs and advisory fees to certain Company stockholders. Such costs were $17,092 for the year ended December 31, 1999.

     Subject to the agreements executed in connection with the various acquisitions, the Private Placement discussed in Note 6 and certain management and advisory agreements, the Company has paid to certain Company stockholders transaction costs and advisory fees. Such costs were $3,466 for the year ended December 31, 1998.

     Under an Advisory Services Agreement, the Company expensed $500 in 2000 for professional services rendered by MDP, the majority stockholder.

     Under various financing arrangements associated with the Company's acquisitions and credit facility, the Company incurred interest expense of $2,358, $3,376 and $2,333 for the years ended December 31, 2000, 1999 and
     1998, respectively, to certain Company stockholders of which one is a financial institution and was co-administrative agent of the Company's prior credit facility.

     In December 1997, the Company invested $5,000 for a minority interest in a limited liability corporation (the "LLC") for the purpose of acquiring purchased loan and accounts receivable portfolios. The majority interest in the LLC is held by an affiliate of one of the Company's stockholders. In the fourth quarter of 1998, the Company wrote down its investment in the LLC by $3,000 which is included in amortization expense in the accompanying consolidated statement of operations. The write down resulted from an analysis of the carrying value of the purchased portfolios owned by the LLC. In December 1998, the Company entered into an agreement with the majority owner of the LLC to settle all outstanding disputes relating to the sourcing and collection of certain purchased loan and accounts receivable portfolios. As part of the settlement, the Company was paid $3,000 which was recorded in revenue in the accompanying consolidated statement of operations.


12.  STOCK OPTION AND AWARD PLANS

     Under terms of the Company's incentive stock option plans, selected employees, directors and certain consultants may be granted options and other awards. The plans are stock award and incentive plans which permit the issuance of options, stock appreciation rights ("SARs") in tandem with such options, restricted stock, and other stock-based awards. The plans reserved 1,150,000 Voting Common Shares for grants and provides that the term of each award, not to exceed ten years, be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the plan.

     Under the terms of certain plans, options granted may be either nonqualified or incentive stock options and the exercise price generally may not be less than the fair market value of a Voting Common Share, as determined by the Committee, on the date of grant. SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. As of December 31, 2000, no SARs have been granted. The awarded stock options vest over three to four years and vesting may be accelerated upon the occurrence of a change in control as defined in the plans. The options expire ten years after date of grant.

     In June 1999, 25,500 options were repriced from a grant price of $40.00 to $25.00. In addition, 58,500 options were repriced from a grant price of $65.00 or $50.00 to $40.00. Simultaneously, the vesting provisions of certain options were modified to provide for prorata vesting over a specified number of years. Accordingly, compensation expense of $708 was recognized during 1999 as a result of these modifications of certain options and is reflected in the accompanying statement of operations. In addition, in connection with the Recapitalization, certain options were exercised and the holders of such options received a cash payment equal to the exercise price of such options and $37.47, the price per share at which the Recapitalization was consummated.

     A summary of the plans activity is as follows:











                                                 Number of
                                              Shares of Stock       Weighted
                                                Subject to      Average Exercise
                                                  Options        Price Per Share
                                              ---------------   ----------------
      Outstanding at January 1, 1998              568,521            $22.78
      Granted                                      64,300             58.83
      Forfeited                                   (54,000)            35.19
                                                 --------

      Outstanding at December 31, 1998            578,821             25.63
      Granted                                     214,000             40.00
      Forfeited                                  (104,500)            28.52
      Exercised                                  (245,396)            18.59
                                                 --------

      Outstanding at December 31, 1999            442,925             31.69
      Granted                                     305,420             37.47
      Forfeited                                   (38,000)            40.00
      Exercised                                    (5,000)            25.00
                                                 --------

      Outstanding at December 31, 2000            705,345             33.79
                                                 ========

     Exercisable shares at December 31, 2000, 1999 and 1998 were 399,925, 442,925 and 105,784, respectively.

     A summary of stock options outstanding at December 31, 2000 is as follows:

                                Options Outstanding          Options Exercisable
                    -------------------------------------   --------------------
                                    Weighted
                                    Average
                                   Remaining
                       Number     Contractual    Exercise      Number   Exercise
    Exercise Price  Outstanding      Life          Price    Exercisable   Price
    --------------   -------------------------------------  ----------- --------
      $12.50           70,175      5.7 years      $12.50       70,175     $12.50
      $25.00          111,750      6.6 years      $25.00      111,750     $25.00
      $37.47          305,420      9.6 years      $37.47            -     $    -
      $40.00          218,000      8.1 years      $40.00      218,000     $40.00
                      -------                                 -------
    $12.50-$40.00     705,345      7.8 years      $33.79      399,925     $30.98
                      =======                                 =======

     The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for the majority of stock option awards. As required by SFAS No. 123, the Company has estimated the fair value of its option grants since January 1, 1996. The fair value for these options was estimated at the date of the grant based on the following weighted average assumptions:

                                              2000          1999           1998
                                              ----          ----           ----

      Risk free rate                          5.06%         5.0%           5.0%
      Expected dividend yield of stock          0%            0%              0%
      Expected volatility of stock              0%            0%              0%
      Expected life of option (years)          10.0          10.0          10.0

     Since the Company's common stock is not publicly traded, the expected stock price volatility is assumed to be zero. The weighted fair values of options granted during 2000, 1999 and 1998 were $14.83, $15.74 and $23.14, respectively. The Company's pro forma information is as follows:

                                              2000          1999           1998
                                              ----          ----           ----
      Net loss:
          As reported                      $(19,451)     $(43,957)     $(24,341)
          Pro forma                         (20,836)      (45,436)      (25,742)

     In addition, the Committee may grant restricted stock to participants of the plans at no cost. Other than the restrictions which limit the sale and transfer of these shares, recipients of restricted stock awards are entitled to vote shares of restricted stock and dividends paid on such stock. No restricted stock has been granted as of December 31, 2000.


13.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company enters into servicing agreements with companies which service loans for others. The servicers handle the collection efforts on certain nonperforming loans and accounts receivable on the Company's behalf. Payments to the servicers vary depending on the servicing contract. Current contracts expire on the anniversary date of such contracts but are automatically renewable at the option of the Company.

     A subsidiary of the Company has several Portfolio Flow Purchase Agreements, no longer than one year, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The purchases under the Portfolio Flow Purchase Agreements were $16,371 and $33,303, which includes amounts purchased and subsequently sold to FINCO (see Note 18), and $25,521 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases certain office space and computer equipment under non-cancelable operating leases. These non-cancelable operating leases, with terms in excess of one year, are due in approximate amounts as follows:
                                                                        Amount
                                                                        ------
                2001                                                   $18,392
                2002                                                    15,882
                2003                                                    13,220
                2004                                                    12,336
                2005                                                    11,598
                Thereafter                                              16,249
                                                                       -------

                           Total lease payments                        $87,677
                                                                       =======

     Rent expense under operating leases was $18,372, $16,974 and $15,800 for the years ended December 31, 2000, 1999 and 1998, respectively.


14.  LITIGATION AND ENVIRONMENTAL

     At December 31, 2000, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at December 31, 2000.

     Current operations of OSI and its subsidiaries do not involve activities materially affecting the environment. However, The Union Corporation, a subsidiary of the Company, is party to several pending environmental proceedings involving the United States Environmental Protection Agency, or EPA, and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Upon completion of the acquisition of Union, OSI, in consultation with both legal counsel and environmental consultants, established reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

     One group of Union's known environmental proceedings relates to Superfund or other sites where Union's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, Union's involvement is considered to be de minimus (i.e., a volumetric share of approximately 1% or less) and in each of these cases Union is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that Union's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, Union's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. Union has recorded what it believes to be a reasonable estimate of its ultimate liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one case, the Metal Bank Cottman Avenue site, the EPA issued a record of decision on February 6, 1998. According to the record of decision, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. The aggregate amount reserved by Union for this site was $18.2 million, which represented Union's best estimate of the ultimate potential legal and consulting costs for defending its legal and technical positions regarding remediation of this site and its portion of the potential remediation costs that will ultimately be incurred by it, based on current information. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

     It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. OSI periodically reviews all known environmental claims, where information is available, to provide reasonable assurance that reserves are adequate.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2000 and 1999 are as follows. The carrying amount of cash and cash equivalents and long-term debt except the Notes, approximates the fair value. The approximate fair value of the Notes at December 31, 2000 and 1999 was $80,000 and $97,000, respectively. The fair value of the long-term debt was determined based on current market rates offered on notes and debt with similar terms and maturities. The fair value of Receivables was determined based on both market pricing and discounted expected cash flows. The discount rate was based on an acceptable rate of return adjusted for the risk inherent in the Receivable portfolios. The estimated fair value of Receivables approximated its carrying value at December 31, 2000 and 1999.


16.  EMPLOYEE BENEFIT PLANS

     At December 31, 1999 and 1998, the Company had five defined contribution plans, four of which it acquired through the Union acquisition. During 2000, the Company transferred the assets of three of these defined contribution plans into OSI's plan. At December 31, 2000, the Company has two defined contribution plans, one of which it acquired through the Union acquisition, which provide retirement benefits to the majority of all full time employees. The Company matches a portion of employee contributions to the plans. Company contributions to these plans, charged to expense, were $1,652, $1,654 and $1,570 for the years ended December 31, 2000, 1999 and
     1998, respectively.

     In November 2000, the Company established a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance and the deferred compensation liability were not material at December 31, 2000 as the plan was established in November 2000.


17.  ENTERPRISE WIDE DISCLOSURE

     The Company operates in one business segment. As a strategic receivables management company, the primary services of the Company consist of collection services, portfolio purchasing services and outsourcing services. In addition, the Company derives substantially all of its revenues from domestic customers.

     The following table presents the Company's revenue by type of service for the year ended December 31:
                                               2000         1999        1998
                                               ----         ----        ----
     Collection services                     $353,447     $349,708    $334,889
     Portfolio purchasing services             87,518       80,391      82,399
     Outsourcing services                     101,662       74,326      62,112
                                             --------     --------    --------
         Total                               $542,627     $504,425    $479,400
                                             ========     ========    ========




18.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

     In October 1998, a special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios over its five year term. In connection with the Recapitalization, OSI Funding Corp. converted to a limited liability company and is now OSI Funding LLC ("FINCO"), with OSI owning approximately 78% of the financial interest but having only approximately 29% of the voting rights. The Company's investment in FINCO is accounted for under the equity method. In connection with the establishment of the Warehouse Facility, FINCO entered into a servicing agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected) at prevailing market rates based on the nature and age of outstanding balances to be collected. Servicing revenue from FINCO is recognized by the Company as collections are received. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company.

     The following summarizes the transactions between the Company and FINCO for the year ended December 31:
                                                                  2000    1999
                                                                  ----    ----
         Sales of purchased loans and accounts receivables
              portfolios by the Company to FINCO                $86,910  $56,664

         Servicing fees paid by FINCO to the Company            $26,827  $15,228

     Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets is $5,612 and $1,300 at December 31, 2000 and 1999, respectively.

     At December 31, 2000 and 1999, FINCO had purchased loans and accounts receivable portfolios of $76,908 and $40,010, respectively. At December 31, 2000 and 1999, FINCO had outstanding borrowings of $67,636 and $32,051, respectively, under the Warehouse Facility.

     FINCO's summarized results from operations for the years ended December 31, 2000 and 1999 are as follows:
                                                             2000         1999
                                                             ----         ----
            Net revenues                                   $76,578      $40,708
            Income from operations                           4,363        1,759
            Net income                                         702           56


19.  NONRECURRING EXPENSES

     After the Company's formation and seven acquisitions, the Company adopted a strategy to align the Company along business services and establish call centers of excellence. As a result, the Company incurred $5,063 of nonrecurring conversion, realignment and relocation expenses for the year ended December 31, 1999. These expenses include costs resulting from the temporary duplication of operations, closure of certain call centers, hiring and training of new employees, costs of converting collection operating systems, and other one-time and redundant costs. No additional costs have been accrued at December 31, 1999.

     In continuing the above strategy, the Company incurred $2,742 of nonrecurring realignment expenses for the year ended December 31, 2000. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures and certain other one-time costs. No additional costs have been accrued at December 31, 2000.

















20.  QUARTERLY FINANCIAL DATA (unaudited)

           2000                         First      Second      Third    Fourth
           ----                         -----      ------      -----    ------
     Revenues                         $133,250    $137,373   $133,871  $138,133

     Income from operations             10,988      10,175      9,679    11,235

     Net loss                           (3,380)     (5,203)    (5,763)   (5,105)


           1999                         First      Second      Third    Fourth
           ----                         -----      ------      -----    ------
     Revenues                         $129,247    $127,829   $122,987  $124,362

     Income (loss) from operations       9,087      10,027      8,307   (14,146)

     Loss before extraordinary item     (3,554)     (2,992)    (4,698)  (28,505)

     Net loss                           (3,554)     (2,992)    (4,698)  (32,713)

REPORT OF INDEPENDENT ACCOUNTANTS
To the Stockholders of Outsourcing Solutions Inc.:

We have audited the accompanying consolidated financial statements of Outsourcing Solutions Inc. and its subsidiaries as of December 31, 1999, and for each of the two years in the period ended December 31, 1999, and have issued our report thereon dated March 28, 2000; such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Outsourcing Solutions Inc. and its subsidiaries as of December 31, 1999 and for each of the two yers in the period ended December 31, 1999, listed in the accompanying index at Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects set forth therein.





/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP



St. Louis, Missouri
March 28, 2000

Outsourcing Solutions Inc. and Subsidiaries                          Schedule II
Valuation and Qualifying Accounts and Reserves
For the year ended December 31, 2000, 1999 and 1998
(in thousands)



    Column A       Column B     Column C
    ---------      ---------  -----------                  Column D     Column E
                                Additions                  -----------  --------
                               -----------                    (B)
                     Balance                  Charged to   Deductions    Balance
                    @ beg. of   Charged to     Other        (Please     @ end of
    Description      Period      Expense     Accounts (A)    explain)    Period
    ------------    ---------   ----------   ------------  -----------  --------

Allowance for doubtful accounts:


       2000            529         671             -           753         447
                       ===        ====            ==          ====         ===

       1999          1,309         651             -         1,431         529
                     =====        ====            ==        ======         ===

       1998            538         108           798           135       1,309
                       ===        ====          ====          ====       =====





 (A)  For 1998, Union balance at date of acquisition.
 (B)  Accounts receivable write-offs and adjustments, net of recoveries.