Form 10-Q
period 2001-03-31
OSI SUPPORT SERVICES INC; UNION CORP; OUTSOURCING SOLUTIONS INC; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC; GRABLE GREINER & WOLFF INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC
filed 2001-05-14
CIK 76741, 100817, 1027574, 1029315, 1029318, 1029319, 1029320, 1029386, 1029387, 1029389

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                                --------------------------------

OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

                        Commission File Number  333-16867
                                              -------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     58-2197161
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

390 South Woods Mill Road, Suite 350
      Chesterfield, Missouri                                 63017
---------------------------------             ----------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Outstanding at
        Class                                                March 31, 2001
-----------------------                                      --------------
Voting common stock                                           6,088,479.30
Non-voting common stock                                         480,321.30
                                                              ------------
                                                              6,568,800.60
                                                              ============

                               OUTSOURCING SOLUTIONS INC.
                                    AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.  Financial Information                                              Page

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2001 (unaudited) and December 31, 2000 (unaudited).......3


            Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 (unaudited) and 2000 (unaudited).......4


            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and 2000 (unaudited).......5


            Notes to Condensed Consolidated Financial Statements (unaudited)...6


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........11


Part II. Other Information....................................................12

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


                                                       March 31,    December 31,
                                                          2001         2000
                                                       ---------    ------------
ASSETS

Cash and cash equivalents                                $ 7,243     $ 10,273

Cash and cash equivalents held for clients                25,871       21,970

Accounts receivable - trade, less allowance
  for doubtful receivables of $411 and $447               70,902       62,876

Purchased loans and accounts receivable portfolios        21,929       24,690

Property and equipment, net                               45,414       46,601

Intangible assets, net                                   426,630      417,084

Deferred financing costs, less accumulated
  amortization of $5,647 and $4,538                       21,986       22,934

Other assets                                              33,958       30,426
                                                        --------      -------

             TOTAL                                      $653,933     $636,854
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                 $14,649      $14,446

Collections due to clients                                25,871       21,970

Accrued salaries, wages and benefits                      14,765       15,195

Debt                                                     551,796      539,463

Other liabilities                                         80,272       71,080

Commitments and contingencies (Note 2)

Mandatorily redeemable preferred stock; redemption
  amount of $127,258 and $123,115                        108,237      103,455

Stockholders' deficit:
  Voting common stock; $.01 par value;
    authorized 15,000,000 shares, 9,166,728.37
    shares issued                                             92           92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                     5            5
  Paid-in capital                                        200,537      200,537
  Accumulated deficit                                   (199,023)    (192,715)
  Accumulated other comprehensive income                  (6,538)           -
                                                        --------     --------
                                                          (4,927)       7,919
  Notes receivable from management for shares sold        (1,873)      (1,817)
  Common stock in treasury, at cost;
    3,078,249.07 shares                                 (134,857)    (134,857)
                                                        --------     --------
        Total stockholders' deficit                     (141,657)    (128,755)
                                                        --------     --------
             TOTAL                                      $653,933     $636,854
                                                        ========     ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                            2001       2000


REVENUES                                                 $151,586    $133,250

EXPENSES:
     Salaries and benefits                                 74,324      66,006
     Service fees and other operating
       and administrative expenses                         47,619      41,597
     Amortization of purchased loans
       and accounts receivable portfolios                   6,979       6,676
     Amortization of goodwill and
       other intangibles                                    4,052       3,970
     Depreciation expense                                   3,702       4,013
                                                         --------     -------
         Total expenses                                   136,676     122,262
                                                         --------     -------

OPERATING INCOME                                           14,910      10,988

INTEREST EXPENSE - Net                                     16,261      14,243
                                                         --------     -------
LOSS BEFORE INCOME TAXES                                   (1,351)     (3,255)

PROVISION FOR INCOME TAXES                                    175         125
                                                         --------     -------
NET LOSS                                                   (1,526)     (3,380)

PREFERRED STOCK DIVIDEND REQUIREMENTS
  AND ACCRETION OF SENIOR PREFERRED STOCK                   4,782       4,243
                                                         --------     -------

NET LOSS TO COMMON STOCKHOLDERS                          $ (6,308)    $(7,623)
                                                         ========     =======





























     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              2001         2000
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
 Net loss                                                   $(1,526)    $(3,380)
 Adjustments to reconcile net loss to net cash from
   operating activities and portfolio purchasing:
     Depreciation and amortization                            8,863       8,757
     Amortization of purchased loans and accounts
       receivable portfolios                                  6,979       6,676
     Change in assets and liabilities:
       Purchases of loans and accounts receivable
         portfolios                                          (4,218)     (1,649)
       Accounts receivable and other assets                  (9,168)     (3,160)
       Accounts payable, accrued expenses and
         other liabilities                                    2,350        (143)
                                                            -------     -------
       Net cash from operating activities and
         portfolio purchasing                                 3,280       7,101
                                                            -------     -------

INVESTING ACTIVITIES:
 Acquisition of property and equipment                       (2,181)     (4,508)
 Payment for acquisition, net of cash acquired              (16,300)          -
 Purchases of loans and accounts receivable
   portfolios for resale to FINCO                           (16,622)    (16,524)
 Sales of loans and accounts receivable
   portfolios to FINCO                                       16,622      16,524
                                                            -------     -------
       Net cash from investing activities                   (18,481)     (4,508)
                                                            -------     -------

FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement                 88,300      76,700
 Repayments under revolving credit agreement                (73,400)    (67,700)
 Repayments of debt                                          (2,567)       (818)
 Deferred financing fees                                       (162)          -
                                                            -------     -------
       Net cash from financing activities                    12,171       8,182
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (3,030)     10,775

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               10,273       6,059
                                                            -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 7,243     $16,834
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                      $11,942     $10,755
                                                            =======     =======
  Net cash paid (received) during period for taxes          $   112     $    (2)
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Accrued dividends on mandatorily redeemable
    preferred stock                                         $ 4,143     $ 3,625
                                                            =======     =======

  Accretion of mandatorily redeemable preferred stock       $   639     $   618
                                                            =======     =======


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.


NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the acquisition of The Union Corporation, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at March 31, 2001.


NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company having approximately 29% of the voting rights.

The following summarizes the transactions between the Company and FINCO for the periods ended March 31:


                                                               2001        2000
                                                               ----        ----
Sales of purchased loans and accounts receivable
    portfolios by the Company to FINCO                       $16,622     $16,524

Servicing fees paid by FINCO to the Company                  $10,999      $4,305


Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets, which are included in other assets in the accompanying condensed consolidated balance sheet, was $7,997 at March 31, 2001 and was $5,612 at December 31, 2000.

At March 31, 2001 and December 31, 2000, FINCO had unamortized Receivables of $78,553 and $76,908, respectively. At March 31, 2001 and December 31, 2000, FINCO had outstanding borrowings of $69,880 and $67,636, respectively, under its revolving warehouse financing arrangement.

FINCO's summarized results from operations for the quarter ended March 31, 2001 are revenues of $26,970, income from operations of $1,622 and net income of $460.

NOTE 4:  ACQUISITION

On March 12, 2001, the Company through a newly formed limited liability company, Coast to Coast Consulting, LLC, acquired certain assets and assumed certain liabilities of Coast to Coast Consulting, Inc. ("CCC"), a service company providing highly skilled experts to health care clients to assist with their on-site, back office functions such as billing, collections, special projects and other areas. Total cash consideration for CCC was approximately $16,300 including transaction costs of $150. The purchase price was financed under the Company's revolving credit facility. The acquisition was accounted for under the purchase method and the excess of cost over the fair value of the net assets acquired is amortized on a straight-line basis over 30 years. The acquisition contains a certain contingent payment obligation based on the attainment of a certain financial performance target over the next three years. The future contingent payment obligation, if any, is expected to be accounted for as additional goodwill as the payment is made.


NOTE 5:  DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement required the recording of a liability of $3,691 with an offset of the same amount to accumulated other comprehensive income. The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit and loss. The Company's interest rate hedges are primarily classified as cash flow hedges. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarter ended March 31, 2001, the Company recorded, as part of interest expense, a loss of $518 due to the hedges' ineffectiveness.


NOTE 6:  COMPREHENSIVE INCOME

The components of total comprehensive income for the periods ended March 31 are as follows:
                                                               2001       2000
                                                               ----       ----

Net loss                                                     $(1,526)   $(3,380)
Other comprehensive income item:
  Net loss on cash flow hedging instruments                   (6,538)         -
                                                             -------    -------
Total comprehensive income (loss)                            $(8,064)   $(3,380)
                                                             =======    =======


NOTE 7:  SUBSEQUENT EVENT

In April 2001, the Company completed a sale of $24.0 million of senior common stock to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder. The net proceeds from the sale were used to repay debt under the Company's bank credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2001 were $151.6 million compared to $133.3 million in the same period last year - an increase of 13.7%. The revenue increase of $18.3 million was due to increased outsourcing and portfolio services revenues offset partially by lower collection services revenues.
Revenues from outsourcing services increased 90.5% to $38.1 million for the three months ended March 31, 2001 from $20.0 million for the comparable period in 2000. The increased revenues of $18.1 million was due to new and increased existing business of $13.4 million, and $4.7 million from the acquisitions of RWC and CCC. Revenues from portfolio services of $21.8 million compared favorably to $19.6 million in 2000 due primarily to increased collections from the cumulative increase in purchased loans and accounts receivable portfolios during 1999 and 2000. The collection services revenues decreased 2.1% to $91.7 million for the three months ended March 31, 2001 from $93.7 million in 2000. The decreased revenues were due primarily to lower bank card and telecommunications business offset partially by increased letter series business.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $122.0 million for the three months ended March 31, 2001 and $107.6 million for the comparable period in 2000 - an increase of 13.4%. The increase in these operating expenses resulted primarily from the RWC and CCC acquisitions and the increased collection-related expenses due to the increased revenues of outsourcing services. For the three months ended March 31, 2001, amortization and depreciation charges of $14.7 million were equal to the $14.7 million for the comparable period in 2000.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 2001 was $29.6 million compared to $25.7 million for the same period in 2000. The increase was primarily attributable to the two acquisitions and the higher outsourcing and portfolio services revenues.

As a result of the above, the Company's operating income of $14.9 million for the three months ended March 31, 2001 compared favorably to $11.0 million for the same period in 2000.

Net interest expense for the three months ended March 31, 2001 was $16.3 million compared to $14.2 million for the comparable period in 2000. The increase was due primarily to higher debt balances and interest rates and higher amortization of deferred financing fees.

The provision for income taxes of $0.2 million was provided for certain state and foreign income tax obligations. The Company generated a net operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the net loss for the three months ended March 31, 2001 of $1.5 million compared favorably to the net loss of $3.4 million for the three months ended March 31, 2000.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At March 31, 2001, the Company had cash and cash equivalents of $7.2 million. The Company's credit agreement provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of March 31, 2001, the Company had $46.9 million outstanding under the revolving credit facility leaving $21.3 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 2000, cash and cash equivalents decreased $3.0 million primarily due to cash utilized for the acquisition of CCC of $16.3 million, debt repayments of $2.6 million and capital expenditures of $2.2 million offset by cash from operating activities and portfolio purchasing of $3.3 million and increased borrowings under the revolving credit facility of $14.9 million. The Company also held $25.9 million of cash for clients in restricted trust accounts at March 31, 2001.

In the quarter ended March 31, 2000, cash and cash equivalents increased $10.8 million primarily due to cash from operating activities and portfolio purchasing of $7.1 million and net cash from financing activities of $8.2 million offset by the use of cash of $4.5 million for capital expenditures.

For the first three months in 2001, the Company made capital expenditures of $2.2 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion of the Company's information services systems. The Company anticipates capital spending of approximately $13.8 million during 2001, which the Company intends to fund from cash flow from operations and if necessary, borrowings under the revolving credit facility.

In April 2001, the Company completed a sale of $24.0 million of senior common stock to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder. The net proceeds from the sale were used to repay debt under the Company's bank credit facility.


Forward-Looking Statements
--------------------------

The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding the Company's expected capital expenditures and the funding thereof, (3) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due, (4) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (5) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from acquisitions by the Company not being fully realized or realized within the expected time frames, (10) costs of operational difficulties related to integrating the operations of acquired companies with the Company's operations being greater than expected, (11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, and (13) factors discussed from time to time in the Company's public filings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

At December 31, 2000 (the most recent completed fiscal year), the Company had interest rate swap and collared swap agreements outstanding. Since December 31, 2000, there have been no material changes in these agreements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

             Exhibit 2 Asset Purchase Agreement dated March 12, 2001 by and among Outsourcing Solutions Inc., Coast to Coast Consulting, LLC, PAE Leasing, LLC, Coast to Coast Consulting, Incorporated, Pioneer Auto Enterprises, Inc., C2C Management, LTD., and Robert Frasier.
             Exhibit 4 Fourth Supplemental Indenture dated as of March 12, 2001 by and among the Company, the Additional Guarantors and Wilmington Trust Company, as trustee.
             Exhibit 10.1 First  Amendment  to  Credit  Agreement  dated  as  of
                          January 10, 2001 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent.
             Exhibit 10.2 Second  Amendment  to  Credit Agreement  dated  as  of
                          March 30, 2001 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent.

        (b). Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OUTSOURCING SOLUTIONS INC.
                                          (Registrant)



                                          /s/ Timothy G. Beffa
                                          ------------------------------------
                                          Timothy G. Beffa
                                          President and Chief Executive Officer



                                          /s/ Gary L. Weller
                                          ------------------------------------
                                          Gary L. Weller
                                          Executive Vice President
                                             and Chief Financial Officer


Date:   May 14, 2001