Form 10-Q
period 2002-06-30
OSI SUPPORT SERVICES INC; GENERAL CONNECTOR CORP; AMERICAN RECOVERY CO INC; UNION FINANCIAL SERVICES GROUP INC; PROFESSIONAL RECOVERIES INC; OSI EDUCATION SERVICES INC; QUALINK INC; INDIANA MUTUAL CREDIT ASSOCIATION INC; ASSET RECOVERY & MANAGEMENT CORP; OSI COLLECTION SERVICES INC
filed 2002-08-13
CIK 76741, 1058631, 1058629, 1058628, 1029390, 1029318, 1029389, 1029320, 1029319, 1029315

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                                --------------------------------

OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

                        Commission File Number  333-16867
                                              -------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 58-2197161
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

 390 South Woods Mill Road, Suite 350
        Chesterfield, Missouri                            63017
--------------------------------------    --------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.

                                                             Outstanding at
        Class                                                June 30, 2002
-----------------------                                      --------------
Senior common stock                                             489,795.93
Voting common stock                                           6,129,295.63
Non-voting common stock                                         480,321.30
                                                              ------------
                                                              7,099,412.86
                                                              ============

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.    Financial Information                                            Page
                                                                            ----
  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001..............................  3


           Condensed Consolidated Statements of Operations for
           the three and six months ended June 30, 2002 and 2001............  4


           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2002 and 2001......................  5


           Notes to Condensed Consolidated Financial Statements.............  6


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 18


Part II.   Other Information................................................ 19

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

ASSETS                                                   June 30,   December 31,
                                                           2002         2001
                                                       -----------  ------------

Cash and cash equivalents                                $10,587      $ 9,535

Cash and cash equivalents held for clients                24,986       25,920

Accounts receivable - trade, less allowance
for doubtful receivables of  $1,034 and $1,080            72,402       60,100

Purchased loans and accounts receivable portfolios        17,049       17,477

Property and equipment, net                               46,188       46,952

Goodwill, less accumulated amortization of $70,824       422,064      421,871

Deferred financing costs, less accumulated
amortization of $11,493 and $8,844                        19,915       18,665

Other assets                                              34,996       39,690
                                                        --------     --------

             TOTAL                                      $648,187     $640,210
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                 $19,257      $16,192

Collections due to clients                                24,986       25,920

Accrued salaries, wages and benefits                      16,161       13,325

Debt                                                     530,877      539,020

Other liabilities                                         74,992       76,346

Commitments and contingencies (Notes 2 and 9)

Mandatorily redeemable preferred stock; redemption
amount of $157,528 and $140,560                          141,773      123,482

Stockholders' deficit:
  Senior common stock; $.01 par value; authorized
    900,000 shares, 489,795.93 issued and
    outstanding                                                5            5
  Voting common stock; $.01 par value; authorized
    20,000,000 shares, 9,207,544.70 and
    9,166,728.37 shares issued                                92           92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30 issued
    and outstanding                                            5            5
  Paid-in capital                                        225,277      223,277
  Accumulated deficit                                   (241,832)    (231,754)
  Accumulated other comprehensive loss                    (6,530)      (8,883)
  Notes receivable from management for shares sold        (2,019)      (1,960)
  Voting common stock in treasury, at cost;
    3,078,249.07 shares                                 (134,857)    (134,857)
                                                        --------     --------
        Total stockholders' deficit                     (159,859)    (154,075)
                                                        --------     --------
               TOTAL                                    $648,187     $640,210
                                                        ========     ========




          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      --------------------  --------------------
                                        2002      2001        2002      2001

REVENUES                              $156,426  $157,433    $317,524  $309,019

EXPENSES:
  Salaries and benefits                 75,356    75,859     153,479   150,183
  Service fees and other operating
    and administrative expenses         53,719    52,722     107,781   100,341
  Amortization of purchased loans and
    accounts receivable portfolios       8,956     5,012      17,065    11,991
  Amortization of goodwill                   -     4,161           -     8,213
  Depreciation expense                   3,987     3,605       7,879     7,307
  Conversion, realignment and
    relocation expenses                      -         -       2,500         -
                                      --------  --------    --------  --------
      Total expenses                   142,018   141,359     288,704   278,035
                                      --------  --------    --------  --------

OPERATING INCOME                        14,408    16,074      28,820    30,984

INTEREST EXPENSE - Net                  15,410    13,819      27,232    30,080
                                      --------  --------    --------  --------

INCOME (LOSS) BEFORE INCOME TAXES       (1,002)    2,255       1,588       904

PROVISION FOR INCOME TAXES                 200       175         375       350
                                      --------  --------    --------  --------

NET INCOME (LOSS)                       (1,202)    2,080       1,213       554

PREFERRED STOCK DIVIDEND
  REQUIREMENTS AND ACCRETION OF
  SENIOR PREFERRED STOCK                 5,887     4,928      11,291     9,710
                                      --------  --------    --------  --------

NET LOSS TO COMMON STOCKHOLDERS        $(7,089)  $(2,848)   $(10,078)  $(9,156)
                                      ========  ========    ========  ========




















               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2002         2001
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net income                                              $  1,213     $    554
  Adjustments to reconcile net income to
    net cash from operating activities and
    portfolio purchasing:
    Depreciation and amortization                           12,251       17,727
    Amortization of purchased loans and accounts
      receivable portfolios                                 17,065       11,991
    Non-cash compensation expense related to
      variable stock options                                     -          741
    Change in assets and liabilities excluding
      the effects of acquisitions:
      Purchases of loans and accounts
        receivable portfolios                              (16,637)      (6,691)
      Accounts receivable and other assets                  (8,031)     (11,572)
      Accounts payable, accrued expenses
        and other liabilities                                4,765       (1,943)
                                                          --------     --------
        Net cash from operating activities and
          portfolio purchasing                              10,626       10,807
                                                          --------     --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (4,439)      (5,657)
  Payment for acquisitions, net of cash acquired                 -      (21,254)
  Purchases of loans and accounts receivable
    portfolios for resale to FINCO                               -      (43,629)
  Sales of loans and accounts receivable
    portfolios to FINCO                                          -       43,629
  Other                                                         15       (3,025)
                                                          --------     --------
        Net cash used by investing activities               (4,424)     (29,936)
                                                          --------     --------

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement               70,300      160,800
  Repayments under revolving credit agreement              (66,300)    (160,400)
  Repayments of debt                                       (12,376)      (5,126)
  Proceeds from issuance of preferred and
    common stock                                             7,000       22,004
  Deferred financing fees                                   (3,774)        (162)
                                                          --------     --------
           Net cash from financing activities               (5,150)      17,116
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,052       (2,013)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               9,535       10,273
                                                          --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 10,587     $  8,260
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                    $ 22,693     $ 28,647
                                                          ========     ========
  Net cash paid during period for taxes                   $    355     $    321
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Accrued dividends on mandatorily redeemable
    preferred stock                                       $  9,968     $  8,430
                                                          ========     ========
  Accretion of mandatorily redeemable
    preferred stock                                       $  1,323     $  1,280
                                                          ========     ========
  Capital lease obligations incurred for the
    purchase of equipment                                 $    323     $      -
                                                          ========     ========
  Issuance of voting common stock for the
    purchase of equipment                                 $  2,000     $      -
                                                          ========     ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except for share and per share amounts)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2001.


NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the acquisition in a prior year of The Union Corporation, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, have been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at June 30, 2002.


NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company having approximately 29% of the voting rights. An unrelated third party holds the majority voting rights of FINCO and has decision-making authority over FINCO's operations. The Company's investment in FINCO is accounted for under the equity method. FINCO entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios, principally bankcard receivables, over its five year term which expires in October 2003. In connection with the establishment of the Warehouse Facility, FINCO entered into an agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected). The Company believes the fee structure agreed to by FINCO is representative of a fee structure that would exist with an unrelated party. The services provided by the Company to FINCO are similar to those provided to unrelated parties. Revenue from FINCO is generally recognized by the Company as collections are received. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company.

The following summarizes the transactions between the Company and FINCO for the periods ended June 30:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      ------------------     ------------------
                                       2002       2001         2002       2001
Sales of purchased loans and
  accounts receivable portfolios
  by the Company to FINCO             $     -    $27,007     $     -    $43,629

Servicing fees paid by FINCO
  to the Company                      $ 7,569    $ 9,170     $16,276    $20,169

Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO, when such Receivables are financed by the Warehouse Facility, were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. As such, the Company's Statements of Operations do not include revenues or expenses related to these loans and accounts receivable portfolios. In conjunction with an agreement to provide certain administrative and collection services to FINCO, the Company can achieve a bonus fee if amounts in excess of the original purchase price of a portfolio are recovered. Payment of any bonus is subject to certain collateral and collection sharing requirements as outlined in the agreement. Receivables from FINCO, which are included in other assets in the accompanying condensed consolidated balance sheet, were $12,468 at June 30, 2002 and $17,014 at December 31, 2001.

At June 30, 2002 and December 31, 2001, FINCO had unamortized Receivables of $45,212 and $75,921, respectively. At June 30, 2002 and December 31, 2001, FINCO had outstanding borrowings of $40,761 and $66,391, respectively, under its Warehouse Facility. See Note 11.

FINCO's summarized results from operations for the periods ended June 30 are as follows:

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                   ------------------        ------------------
                                     2002       2001           2002       2001

Revenues                           $22,062    $32,220        $50,797    $59,190
Income from operations               2,250      3,009          4,190      4,631
Net income                           1,874      1,977          3,343      2,437


NOTE 4.  DERIVATIVES AND HEDGING ACTIVITIES

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's interest rate hedges are primarily classified as cash flow hedges. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarters ended June 30, 2002 and 2001, the Company recorded, as part of interest expense, a loss of $2,220 and a gain of $518, respectively, due to the impact of the interest rate hedges. For the six months ended June 30, 2002 and 2001, the net impact on interest expense was an increase of $1,848 and zero, respectively, as a result of the interest rate hedges. At June 30, 2002 and December 31, 2001, the related liability (included in other liabilities) is $11,429 and $11,934, respectively. At June 30, 2002 and December 31, 2001, the amount included in accumulated other comprehensive income (loss) is $6,530 and $8,883, respectively.



NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the periods ended June 30 are as follows:
                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      -------------------   -------------------
                                        2002       2001         2002       2001

Net income (loss)                     $(1,202)   $ 2,080      $ 1,213   $   554
Other comprehensive income item:
  Net income (loss) on cash flow
  hedging instruments                     105        (83)       2,353    (6,621)
                                      -------    -------      -------   -------
Total comprehensive income (loss)     $(1,097)   $ 1,997      $ 3,566   $(6,067)
                                      =======    =======      =======   =======


NOTE 6.  CONVERSION, REALIGNMENT AND RELOCATION EXPENSES

For the six months ended June 30, 2002, the Company incurred $2,500 of nonrecurring consolidation, realignment and relocation expenses. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures, severance as a result of cost reductions and certain other one-time costs including certain investigative costs resulting from the inaccurate financial reporting of certain transactions during and prior to 2001 at one of the Company's subsidiaries, North Shore Agency, Inc. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accrued costs at June 30, 2002 were $930, all of which should be substantially settled during 2002.


NOTE 7.  GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment at least annually. Intangible assets deemed to have an indefinite life under SFAS No. 142 are no longer amortized, but instead are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their useful life.

As required by SFAS No. 142, the results prior to 2002 were not restated in the condensed consolidated statements of operations. A reconciliation between net income (loss) reported by the Company and the net income (loss) as adjusted to reflect the impact of SFAS No. 142 for the periods ended June 30 is as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     --------------------    -------------------
                                        2002       2001         2002      2001

Net income (loss), as reported        $(1,202)   $ 2,080      $ 1,213   $   554
Goodwill amortization                       -      4,161            -     8,213
                                      -------    -------      -------   -------
Adjusted net income (loss)            $(1,202)   $ 6,241      $ 1,213   $ 8,767
                                      =======    =======      =======   =======

The provisions of SFAS No. 142 also require the completion of the first step of the transitional goodwill impairment by June 30, 2002. The Company completed the transitional impairment test of goodwill and determined that there was no goodwill impairment.



NOTE 8.  SEGMENT INFORMATION

The Company has three reportable segments, Outsourcing Services, Portfolio Services and Recovery Services. The Outsourcing Services segment provides services such as contract management of accounts receivable, billing and teleservicing services, letter series programs and banking and financial services transaction processing. Portfolio Services involve acquiring portfolios of charged-off consumer receivables from credit grantors or other owners, servicing such portfolios and retaining all amounts collected and servicing customer owned portfolios for an agreed upon servicing fee. The Recovery
Services segment collects delinquent or charged-off consumer accounts for a fixed percentage of realized collections or a fixed fee per account. The Company derives substantially all of its revenues from domestic customers.

The chief operating decision maker evaluates performance of the segments based on Adjusted Operating Earnings (operating income before depreciation, amortization, corporate and shared expenses and conversion, realignment and relocation expenses, but after amortization of purchased loans and accounts receivable portfolios). Adjusted Operating Earnings includes only the costs directly attributable to the operations of the individual segment. Eliminations represent intercompany revenue. Assets are not identified by the individual segments and, therefore, are not reported by segment.

The following table presents certain data by business segment for the periods ended June 30:

                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                    ---------------------   --------------------
                                      2002        2001        2002       2001

Revenues
--------
Outsourcing services                $ 87,189    $ 88,339    $177,554   $168,842
Portfolio purchasing services         23,783      23,185      49,215     46,587
Recovery services                     50,247      51,397     101,623    104,299
Eliminations                          (4,793)     (5,488)    (10,868)   (10,709)
                                    --------    --------    --------   --------
Total revenues                      $156,426    $157,433    $317,524   $309,019
                                    ========    ========    ========   ========

Adjusted Operating Earnings
---------------------------
Outsourcing services                $ 12,443    $ 14,728    $ 25,287   $ 28,147
Portfolio purchasing services            964       5,993       3,183      9,870
Recovery services                     12,621      11,616      26,441     24,801
                                    --------    --------    --------   --------
Total adjusted operating earnings   $ 26,028    $ 32,337    $ 54,911   $ 62,818
                                    ========    ========    ========   ========


NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

A subsidiary of the Company has several portfolio flow purchase agreements, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The duration of these agreements do not extend beyond one year. The purchases under the portfolio flow purchase agreements were $9,445 and $1,713, which excludes amounts purchased and subsequently sold to FINCO (see Note 3), for the six months ended June 30, 2002 and 2001, respectively.


NOTE 10. MANDATORILY REDEEMABLE PREFERRED STOCK

In April 2002, the Company completed a sale of $7,000 of Series B junior preferred stock to certain members of its existing investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder.


NOTE 11. AMENDMENT TO CREDIT AND WAREHOUSE FACILITIES

During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, the Company identified inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain
transactions.    Consequently,   the   Company   breached   certain   covenants,
representations and warranties of its bank credit facility (the "Credit Facility") and Warehouse Facility.

The Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility included provisions that amended the financial covenants, waived certain defaults of covenants and breaches in representations and warranties, increased the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduced the Company's availability under its Credit Facility by $5,000, and limited capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 7,000 shares of its Series B Junior Preferred Stock with attached warrants to acquire 71,429 shares of the Company's Senior Common Stock to certain members of its existing investor group, including Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $7,000. The proceeds of this sale were used to repay the Revolving Facility in the amount of $3,500 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the Revolving Facility and Term A Loan of the Credit Facility will bear interest, at the Company's option at (a) the lender's prime rate plus 2.75% or at (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at (a) the lender's prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility, both of which were subsquently amended as discussed below.

The Company, FINCO and the lenders to the Warehouse Facility amended the facility effective July 8, 2002. The amendment includes provisions that amend the financial covenants and waive prior covenant defaults and any existing Wind-Down Events, as defined in the Warehouse Facility. In addition, the amendment also places certain limitations on bonus fee payments which can be paid to OSI and its affiliates.



NOTE 12: NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. Generally, the provisions apply for transactions occurring after May 15, 2002. The Company determined that the adoption of SFAS No. 145 will not have a material effect on its financial statements.

The FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt SFAS No. 146 for any disposal activities initiated after December 31, 2002, although early adoption is allowed. The Company is currently reviewing the impact of the adoption of SFAS No. 146 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
---------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

Consolidated revenues for the three months ended June 30, 2002 were $156.4 million, a decrease of $1.0 million or 0.6% from $157.4 million for the three months ended June 30, 2001. Revenues by segment prior to the elimination of intercompany revenues are as follows (in millions):

                                                   Three Months Ended
                                           ----------------------------------
                                            June 30, 2002       June 30, 2001
                                           --------------      --------------

Outsourcing services                          $  87.2             $  88.3
Portfolio purchasing services                    23.8                23.2
Recovery services                                50.2                51.4
Eliminations                                     (4.8)               (5.5)
                                              -------             -------
                                              $ 156.4             $ 157.4
                                              =======             =======

Outsourcing services' revenues of $87.2 million for the three months ended June 30, 2002 decreased $1.1 million, or 1.2%, from $88.3 million in 2001. The lower revenues resulted primarily from lower collection letter products business and back office services revenue offset partially by increased financial services business.

Revenues from the Company's portfolio purchasing segment were up $0.6 million, or 2.6%, to $23.8 million for the three months ended June 30, 2002 from $23.2 million in 2001. The increased revenue was primarily attributable to higher strategic sales of purchased portfolios offset partially by lower servicing fee revenue resulting from lower portfolio purchasing by FINCO.

Recovery services' revenues decreased by 2.3% for the three months ended June 30, 2002 on revenue of $50.2 million compared to $51.4 million in 2001 primarily as a result of lower student loan, financial services and telecommunications revenue offset by increased bank card and government revenue.

Consolidated operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $129.1 million for the three months ended June 30, 2002 compared to $128.6 million in 2001, a slight increase of 0.4%. The increase in these operating expenses resulted primarily from increased collection-related expenses and postage and supplies expenses in the letter products business. Operating expenses for the three months ended June 30, 2001 included non-cash compensation expense related to variable stock options of approximately $0.7 million. For the three months ended June 30, 2002, amortization and depreciation charges of $12.9 million were higher than the $12.8 million for the comparable period in 2001. The higher amortization and depreciation charges were due primarily to higher amortization of purchased loans and accounts receivable portfolios due to higher strategic sales of purchased portfolios and higher depreciation resulting from current and prior years' capital expenditures offset by the cessation of goodwill amortization which approximated $4.2 million in 2001.

Outsourcing services' operating income before depreciation, amortization, corporate and shared expenses and conversion, realignment and relocation expenses but after amortization of purchased loans and accounts receivable portfolios ("Adjusted Operating Earnings") was $12.4 million for the three months ended June 30, 2002 compared to $14.7 million in 2001. The 15.6% decrease primarily resulted from lower collection letter products business and back office services revenue and higher postage expense offset partially by increased financial services business.

Adjusted Operating Earnings for portfolio purchasing services was $1.0 million for the three months ended June 30, 2002 compared to $6.0 million in 2001. The decrease of $5.0 million was primarily attributable to the increased amortization of purchased loans and accounts receivable portfolios as a result of the higher strategic sales of purchased portfolios and lower servicing fee revenue.

Recovery services' Adjusted Operating Earnings of $12.6 million for the three months ended June 30, 2002 compared favorably to prior year of $11.6 million. The favorable variance was primarily due to increased revenues and improved margins in the bank card and government industry groups offset partially by the lower student loan and telecommunications revenue.

The Company's earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 2002 was $27.4 million compared to $28.9 million for the same period in 2001. The decrease was primarily attributable to the lower outsourcing services' Adjusted Operating
Earnings of $2.3 million offset partially by the higher recovery services' Adjusted Operating Earnings of $1.0 million.

As a result of the above, the Company's operating income of $14.4 million for the three months ended June 30, 2002 compared unfavorably to $16.1 million for the same period in 2001.

Net interest expense for the three months ended June 30, 2002 was $15.4 million compared to $13.8 million for the comparable period in 2001. The increase was due primarily to the unfavorable non-cash impact of the Company's interest rate hedges of $2.7 million offset partially by lower interest rates.

The provision for income taxes of $0.2 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at June 30, 2002 are fully offset by a valuation allowance. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had a net loss for the three months ended June 30, 2002 of $1.2 million which compared unfavorably to the net income of $2.1 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

Consolidated revenues for the six months ended June 30, 2002 were $317.5 million, an increase of $8.5 million or 2.8% from $309.0 million for the six months ended June 30, 2001. Revenues by segment prior to the elimination of intercompany revenues are as follows (in millions):

                                                    Six Months Ended
                                           -----------------------------------
                                            June 30, 2002       June 30, 2001
                                           ---------------     ---------------

Outsourcing services                          $  177.6            $  168.8
Portfolio purchasing services                     49.2                46.6
Recovery services                                101.6               104.3
Eliminations                                     (10.9)              (10.7)
                                              --------            --------
                                              $  317.5            $  309.0
                                              ========            ========

Outsourcing services' revenues of $177.6 million for the six months ended June 30, 2002 increased 5.2% from $168.8 million in 2001. The higher revenues resulted primarily from new business, increased financial services business and the effects of the acquisition of Coast to Coast Consulting ("CCC") which was acquired mid-March 2001 offset partially by lower back office services revenue.

Revenues from the Company's portfolio purchasing segment were up $2.6 million, or 5.6%, to $49.2 million for the six months ended June 30, 2002 from $46.6 million in 2001. The increased revenue was primarily attributable to higher strategic sales of purchased portfolios offset partially by lower servicing fee revenue resulting from lower portfolio purchasing by FINCO.

Recovery services' revenues decreased by 2.6% for the six months ended June 30, 2002 on revenue of $101.6 million compared to $104.3 million in 2001 primarily as a result of lower student loan, financial services and telecommunications revenue offset partially by increased bank card and government revenue.

Consolidated operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $261.3 million for the six months ended June 30, 2002 compared to $250.5 million in 2001, an increase of 4.3%. The increase in these operating expenses resulted primarily from the increased collection-related expenses due to the new and increased financial outsourcing services revenues, the acquisition of CCC and higher postage and supplies expenses in the letter products business. Operating expenses for the six months ended June 30, 2001 included non-cash compensation expense related to variable stock options of approximately $0.7 million. For the six months ended June 30, 2002, amortization and depreciation charges of $24.9 million were lower than the $27.5 million for the comparable period in 2001. The lower amortization and depreciation charges were due primarily to the cessation of goodwill amortization which approximated $8.2 million in 2001, offset partially by higher amortization of purchased loans and accounts receivable portfolios due to higher strategic sales of purchased portfolios.

Outsourcing services' operating income before depreciation, amortization, corporate and shared expenses and conversion, realignment and relocation expenses but after amortization of purchased loans and accounts receivable portfolios ("Adjusted Operating Earnings") was $25.3 million for the six months ended June 30, 2002 compared to $28.1 million in 2001. The 10.0% decrease primarily resulted from lower back office services revenue and higher postage expense offset partially by the new business and increased financial services revenue.

Adjusted Operating Earnings for portfolio purchasing services was $3.2 million for the six months ended June 30, 2002 compared to $9.9 million in 2001. The decrease of $6.7 million was primarily attributable to the increased amortization of purchased loans and accounts receivable portfolios as a result of the higher strategic sales of purchased portfolios and lower servicing fee revenue.

Recovery services' Adjusted Operating Earnings of $26.4 million for the six months ended June 30, 2002 compared favorably to prior year of $24.8 million. The favorable variance was primarily due to increased bank card and government revenue and improved margins in the government business offset partially by the lower student loan and telecommunications revenue.

For the six months ended June 30, 2002, the Company incurred $2.5 million of nonrecurring consolidation, realignment and relocation expenses. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures, severance as a result of cost reductions and certain other one-time costs including certain investigative costs resulting from the inaccurate financial reporting of certain transactions during and prior to 2001 at one of the Company's subsidiaries, North Shore Agency, Inc. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company's earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 2002 was $53.8 million compared to $58.5 million for the same period in 2001. The decrease was primarily attributable to the lower outsourcing services' Adjusted Operating Earnings and the nonrecurring charges of $2.5 million. Adding back the nonrecurring charges of $2.5 million, EBITDA was $56.3 million compared to $59.2 million after adding back the non-cash stock compensation expense in 2001.

As a result of the above, the Company's operating income of $28.8 million for the six months ended June 30, 2002 compared unfavorably to $31.0 million for the same period in 2001.

Net interest expense for the six months ended June 30, 2002 was $27.2 million compared to $30.1 million for the comparable period in 2001. The decrease was due primarily to lower interest rates offset partially by the unfavorable non-cash impact of the Company's interest rate hedges of $1.8 million.

The provision for income taxes of $0.4 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at June 30, 2002 are fully offset by a valuation allowance. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had net income for the six months ended June 30, 2002 of $1.2 million which compared favorably to net income of $0.6 million for the six months ended June 30, 2001.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At June 30, 2002, the Company had cash and cash equivalents of $10.6 million. The Company's credit agreement currently provides for a $70.0 million revolving credit facility, which allows the Company to borrow for working capital and general corporate purposes, subject to certain conditions. As of June 30, 2002, the Company had $50.0 million outstanding under the revolving credit facility leaving $10.7 million, after outstanding letters of credit, available under the revolving credit facility.

In April 2002, the Company completed a sale of $7.0 million of Series B junior preferred stock to certain members of its existing investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder. The proceeds from the sale were used to repay debt under the Company's bank credit facility.

In May 2002, the Company issued 40,816.33 shares of its Voting common stock for the purchase of $2.0 million of equipment.

Since December 31, 2001, cash and cash equivalents increased $1.1 million primarily due to cash from operating activities and portfolio purchasing of $10.6 million, issuance of preferred stock of $7.0 million and borrowings under the revolving credit facility of $4.0 million offset by cash utilized for debt repayments of $12.4 million, payment of deferred financing fees of $3.8 million and capital expenditures of $4.4 million. The Company also held $25.0 million of cash and cash equivalents for clients in restricted trust accounts at June 30, 2002.

For the six months ended June 30, 2001, cash and cash equivalents decreased $2.0 million primarily due to cash utilized for the acquisitions of CCC and Pacific Software Consulting of $21.3 million, debt repayments of $5.1 million, an earnout payment of $3.0 million and capital expenditures of $5.7 million offset by cash from operating activities and portfolio purchasing of $10.8 million and net proceeds from the issuance of senior common stock of $22.0 million.

For the first six months in 2002, the Company made capital expenditures of $4.4 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion of the Company's information services systems. The Company anticipates total capital spending of approximately $10.0 million during 2002. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan.

During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, the Company identified inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain
transactions.    Consequently,   the   Company   breached   certain   covenants,
representations and warranties of its bank credit facility (the "Credit Facility") and Warehouse Facility. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility included provisions that amended the financial covenants, waived certain defaults of covenants and breaches in representations and warranties, increased the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduced the Company's availability under its Credit Facility by $5,000, and limited capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 7,000 shares of its Series B Junior Preferred Stock with attached warrants to acquire 71,429 shares of the Company's Senior Common Stock to certain members of its existing investor group, including Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $7,000. The proceeds of this sale were used to repay the Revolving Facility in the amount of $3,500 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the Revolving Facility and Term A Loan of the Credit Facility will bear interest, at the Company's option at (a) the lender's prime rate plus 2.75% or at (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at (a) the lender's prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility.

The Company, FINCO and the lenders to the Warehouse Facility amended the facility effective July 8, 2002. The amendment to the Warehouse Facility includes provisions that amend the financial covenants and waive prior covenant defaults and any existing Wind-Down Events, as defined in the Warehouse Facility. In addition, the amendment also places certain limitations on bonus fee payments which can be paid to OSI and its affiliates.

FINCO is a special purpose and bankruptcy remote entity that is not consolidated by the Company. The Company accounts for its investment in FINCO under the equity method of accounting. The Company does not consolidate FINCO because an unrelated third party investor in FINCO holds the majority voting rights of FINCO, has decision-making authority over the operations of FINCO, including the authority to make all decisions and to take all actions with respect to the retention or removal of a subsidiary of the Company as a provider of collection services for FINCO's portfolios, and maintains a substantial equity investment in FINCO. The FASB is currently reviewing the rules surrounding special purpose entities. The FASB has issued a preliminary draft of proposed rules regarding the consolidation of special purpose entities. The FASB expects to finalize this project by August of 2002. If the Company were required to adopt the rules prescribed in the current FASB project, it would be required to consolidate FINCO. If required to consolidate FINCO, the Company could possibly be in violation of its debt covenants and would be required to seek a waiver or amend its debt agreements.

Recent Accounting Pronouncements
--------------------------------

See discussion in Note 12 of the Condensed Consolidated Financial Statements included elsewhere herein.

Forward-Looking Statements
--------------------------

The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding anticipated changes in the accounts receivable management industry, including but not limited to debt levels, delinquencies, industry consolidation, customer consolidation and outsourcing trends, (3) statements regarding anticipated changes in the Company's opportunities in its industry, including but not limited to acquisitions, (4) statements regarding the Company's plans to reduce costs and improve operational efficiencies, (5) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due,
(6) statements regarding the Company's expected capital expenditures and facilities, (7) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "plans," "intends," "should," "may" or similar expressions; and (8) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management and the availability of portfolios to purchase generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from recent acquisitions by the Company not being fully realized or realized within the expected time frames,
(10) costs of operational difficulties, including but not limited to those related to integrating the operations of recently acquired companies with the Company's operations being greater than expected, (11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services either through acquisitions or internal growth, (13) changes in circumstances or the effects of new accounting standards which may require the Company to consolidate FINCO into its financial statements, and (14) factors discussed from time to time in the Company's public filings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's Credit Facility, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

At December 31, 2001 (the most recent completed fiscal year), the Company had interest rate swap and collared swap agreements outstanding. Since December 31, 2001, there have been no material changes in these agreements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Item 2.  Changes in Securities

         See  Note  10   of  the  Condensed  Consolidated  Financial  Statements
         included elsewhere herein. The proceeds from the sale of Series B junior preferred stock were used to repay debt.

         In May 2002, the Company issued 40,816.33 shares of its Voting common stock for the purchase of $2.0 million of equipment.


Item 3.  Defaults Upon Senior Securities

         See Note 6 of the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a).  Exhibits

               Exhibit 99.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Qxley Act of 2002.

               Exhibit 99.2 Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Qxley Act of 2002.

         (b).  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three-month period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OUTSOURCING SOLUTIONS INC.
                                        (Registrant)



                                        /s/ Timothy G. Beffa
                                        -------------------------------------
                                        Timothy G. Beffa
                                        President and Chief Executive Officer



                                        /s/ Gary L. Weller
                                        -------------------------------------
                                        Gary L. Weller
                                        Executive Vice President
                                          and Chief Financial Officer


Date:    August 13, 2002